Form 10-Q
period 2024-06-30
Silexion Therapeutics Corp
filed 2024-08-29
CIK 2022416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 001-40073

SILEXION THERAPEUTICS CORP
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Ha’ma’ayan Street Modi’in-Macabbim-Reut, Israel 7177871
(Address of Principal Executive Offices, including zip code)

+972-8-6286005
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, par value $0.0001 per share	SLXN	The Nasdaq Stock Market LLC
Warrants exercisable for ordinary shares at an exercise price of $11.50 per share	SLXNW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of August 29, 2024, 9,768,396 ordinary shares, par value $0.0001 per share, of the registrant were issued and outstanding.

SILEXION THERAPEUTICS CORP

QUARTERLY REPORT ON FORM 10-Q

i

CERTAIN TERMS

Unless otherwise stated in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”), references to:

●	“we”, “us”, “our”, “the company”, “the Company”, “our company”, “New Pubco”, “New Silexion” or the “registrant” are to Silexion Therapeutics Corp (formerly known as Biomotion Sciences), a Cayman Islands exempted company which is filing this Quarterly Report;

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association;

●	“Business Combination” are to the business combination transactions completed pursuant to the Business Combination Agreement, whereby, among other things: (i) Merger Sub 2 merged with and into Moringa, with Moringa continuing as the surviving company and a wholly-owned subsidiary of New Silexion; (ii) Merger Sub 1 merged with and into Silexion, with Silexion continuing as the surviving company and a wholly-owned subsidiary of New Silexion; (iii) the security holders of each of Moringa and Silexion exchanged their securities for securities of New Silexion at alternate, set exchange rates; (iv) the ordinary shares, warrants and units of Moringa were delisted from the Nasdaq Capital Market and deregistered under the Exchange Act; and (v) the ordinary shares and warrants of Silexion issued in the Business Combination commenced trading on the Nasdaq Global Market;

●	“Business Combination Agreement” are to the Amended and Restated Business Combination Agreement, dated April 3, 2024, by and among Moringa, New Silexion, August M.S. Ltd. (an Israeli company and a wholly owned subsidiary of New Silexion) (“Merger Sub 1”), Moringa Acquisition Merger Sub Corp (a Cayman Islands exempted company and a wholly owned subsidiary of New Silexion) (“Merger Sub 2”) and Silexion;

●	“Closing” are to the closing of the Business Combination, which occurred on August 15, 2024;

●	“Companies Law” are to the Companies Law (2021 Revision) of the Cayman Islands, as the same may be amended from time to time;

●	“EarlyBirdCapital” are to EarlyBirdCapital, Inc., the representative of the underwriters of Moringa’s initial public offering;

●	“Exchange Act” are to the U.S. Securities Exchange Act of 1934, as amended.

●	“Business Combination Approval Meeting” are to the extraordinary general meeting of Moringa held on August 6, 2024 at which Moringa’s shareholders approved the Business Combination.

●	“initial public offering” or “IPO” are to Moringa’s initial public offering of its Class A ordinary shares, which was consummated in two closings, on February 19, 2021 and March 3, 2021;

●	“Marketing Agreement” are to the Business Combination Marketing Agreement, dated February 16, 2021, entered into by Moringa with EarlyBirdCapital in connection with the IPO;

●	“Moringa” are to Moringa Acquisition Corp, a Cayman Islands exempted company, which was formerly a special purpose acquisition company, and, after the Business Combination, is a wholly-owned subsidiary of New Silexion;

●	“Moringa founders shares” are to Moringa’s 2,875,000 Class B ordinary shares (all of which were eventually converted into Moringa Class A ordinary shares) initially purchased by the Moringa sponsor in a private placement prior to Moringa’s initial public offering, of which 1,308,000 were forfeited by the Moringa sponsor, and 1,567,000 were transferred as backstop shares to third parties, in each case at the Closing, in accordance with the Business Combination Agreement;

●	“Moringa private units” are to the 380,000 units, consisting of 380,000 Moringa private shares and 190,000 Moringa private warrants, issued and sold to the Moringa sponsor and EarlyBirdCapital, in the aggregate, in private placements simultaneously with the closings of Moringa’s initial public offering;

●	“Moringa sponsor” are to Moringa Sponsor, LP, a Cayman Islands exempted limited partnership, which served as the sponsor of Moringa, and include, where applicable, its affiliates (including Moringa’s initial shareholder, Moringa Sponsor US L.P., a Delaware limited partnership, which is a wholly-owned subsidiary of Moringa sponsor, and Greenstar, L.P., a Cayman Islands exempted limited partnership which has the same general partner as Moringa Sponsor, LP);

●	“New Silexion Registration Statement” are to the registration statement on Form S-4 (SEC File No. 333-279281) filed by New Silexion in respect of the Business Combination, which was initially filed on May 9, 2024 and was declared effective by the SEC on July 16, 2024;

●	“ordinary shares” are to our ordinary shares, par value $0.0001 per share;

●	“private shares” are to the 380,000 ordinary shares, in the aggregate, issued to the Moringa sponsor and EarlyBirdCapital pursuant to the Business Combination in exchange for the Moringa private shares included in the Moringa private units, which private shares are subject to a 30-day lock-up period after the Closing;

●	“private warrants” are to the 190,000 warrants, in the aggregate, issued to the Moringa sponsor and EarlyBirdCapital pursuant to the Business Combination in exchange for the Moringa private warrants included in the Moringa private units, which private warrants are subject to a 30-day lock-up period after the Closing;

●	“proxy statement/prospectus” are to our proxy statement/prospectus, dated July 17, 2024, which we filed with the SEC on July 17, 2024 pursuant to Rule 424(b)(3) under the Securities Act;

●	“public shares” are to our ordinary shares issued to Moringa’s public shareholders pursuant to the Business Combination in exchange for their Moringa Class A ordinary shares purchased in Moringa’s initial public offering or in the public market after Moringa’s initial public offering;

●	“public warrants” are to our warrants issued to Moringa’s public warrant holders pursuant to the Business Combination in exchange for their Moringa public warrants issued in Moringa’s initial public offering or in the public market after Moringa’s initial public offering;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the U.S. Securities Act of 1933, as amended;

●	“Silexion” are to Silexion Therapeutics Ltd., an Israeli company, which following the Business Combination is a wholly-owned subsidiary of New Silexion;

●	“Super Form 8-K” are to the current report on Form 8-K filed by New Silexion with the SEC on August 21, 2024;

●	“trust account” are to the U.S.-based trust account that was maintained by Continental Stock Transfer & Trust Company acting as trustee, into which the proceeds from Moringa’s initial public offering and concurrent private placement were deposited, which proceeds were reduced due to redemptions of Moringa public shares prior to the Business Combination and the remaining funds of which (after payment of fees owed to EarlyBirdCapital and other service providers of Moringa for services provided prior to the Closing) were transferred to the Company upon the Closing of the Business Combination;

●	“warrants” are to our warrants to purchase ordinary shares issued pursuant to the Business Combination in exchange for Moringa warrants, and consist of public warrants and private warrants; and

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Quarterly Report, including statements in “Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report may include, for example, statements about:

●	the Company’s ability to recognize the expected benefits of the Business Combination;

●	the ability to maintain the listing of the ordinary shares and warrants on Nasdaq following the Business Combination;

●	the future performance of the Company following the Business Combination, including Silexion’s projected timeline for regulatory approvals of its product candidates; ;

●	the Company’s market opportunity;

●	the Company’s strategy, future operations, financial position, projected costs, prospects and plans;

●	expectations regarding the time during which the Company will be an emerging growth company under the JOBS Act;

●	the expected U.S. federal income tax impact of the Business Combination;

●	the Company’s ability to retain or recruit officers, key employees and directors following the completion of the Business Combination;

●	the impact of the regulatory environment and complexities with compliance related to such environment;

●	expectations regarding future partnerships or other relationships with third parties; and

●	the Company’s future capital requirements and sources and uses of cash, including the Company’s ability to obtain additional capital in the future.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. For information regarding important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Risk Factors” in the proxy statement/prospectus and to “Item 2.01 Completion of Acquisition or Disposition of Assets— Form 10 Information— Risk Factors” in the Super Form 8-K. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.report. Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Explanatory Note

The financial statements included in this Part I, Item 1 of this Quarterly Report as of, and for the three and six-month periods ended on June 30, 2024 are those of Silexion and not New Silexion. The determination to include Silexion’s financial statements in lieu of New Silexion’s was based on the fact that only Silexion and not the Company was an active entity with actual operations during the three and six-month periods, and as of the balance sheet date, that are required to be presented in this Quarterly Report. Until the consummation of the Business Combination, which occurred on August 15, 2024 (which was after the balance sheet date of, and the three and six - month periods ended on June 30, 2024), the Company had no operations and had been formed for the sole purpose of entering into the Business Combination and serving as the publicly-traded registrant resulting from the Business Combination. Consequently, the Company’s financial condition and results of operations as of, and for the three and six-month periods ended on June 30, 2024 are not material to an understanding of the financial condition and results of operations of the registrant, and have therefore been omitted from this Quarterly Report. For the subject period and as of the subject balance sheet date, only the financial information of Silexion, as the accounting acquirer in the Business Combination and the predecessor entity to the Company from an accounting perspective, is material to an understanding of the financial condition and results of operations of the registrant.

SILEXION THERAPEUTICS LTD.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

SILEXION THERAPEUTICS LTD.

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

SILEXION THERAPEUTICS LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31
	2024	2023
	U.S. dollars in thousands
Assets
CURRENT ASSETS:
Cash and cash equivalents	$1,697	$4,595
Restricted cash	25	25
Prepaid expenses	527	335
Other current assets	66	24
TOTAL CURRENT ASSETS	2,315	4,979

NON-CURRENT ASSETS:
Restricted cash	25	25
Long-term deposit	5	5
Property and equipment, net	40	49
Operating lease right-of-use asset	140	198
TOTAL NON-CURRENT ASSETS	210	277
TOTAL ASSETS	$2,525	$5,256

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31
	2024	2023
	U.S. dollars in thousands
Liabilities and redeemable convertible preferred shares, net of capital deficiency
CURRENT LIABILITIES:
Trade payables	$281	$319
Current maturities of operating lease liability	108	112
Warrants to preferred shares (including $321 and $186 due to related party, as of June 30, 2024 and December 31, 2023, respectively)	345	200
Employee related obligations	251	207
Accrued expenses and other account payable	1,379	1,358
TOTAL CURRENT LIABILITIES	2,364	2,196

NON-CURRENT LIABILITIES:
Long-term operating lease liability	8	59
TOTAL NON-CURRENT LIABILITIES	$8	$59
TOTAL LIABILITIES	$2,372	$2,255

COMMITMENTS AND CONTINGENT LIABILITIES
REDEEMABLE CONVERTIBLE PREFERRED SHARES AND NON-CONTROLLING INTERESTS:
Convertible Series A Preferred Shares (NIS 0.01 par value, 510,000 shares authorized as of June 30, 2024 and December 31, 2023, 388,088 shares issued and outstanding as of June 30, 2024 and December 31, 2023); aggregate liquidation preference of $8,162 as of June 30, 2024;
Convertible Series A-1 Preferred Shares (NIS 0.01 par value per share, 120,000 shares authorized as of June 30, 2024 and December 31, 2023, 91,216 shares issued and outstanding as of June 30, 2024 and December 31, 2023); aggregate liquidation preference of $2,443 as of June 30, 2024;
Convertible Series A-2 Preferred Shares (NIS 0.01 par value per share, 200,000 shares authorized as of June 30, 2024 and December 31, 2023, 45,458 shares issued and outstanding as of June 30, 2024 and December 31, 2023); aggregate liquidation preference of $2,763 as of June 30, 2024;
Convertible Series A-3 Preferred Shares (NIS 0.01 par value per share, 80,000 shares authorized as of June 30, 2024 and December 31, 2023, 63,331 shares issued and outstanding as of June 30, 2024 and December 31, 2023); aggregate liquidation preference of $2,887 as of June 30, 2024;
Convertible Series A-4 Preferred Shares (NIS 0.01 par value per share, 815,000 shares authorized as of June 30, 2024 and December 31, 2023, 21,717* shares issued and outstanding as of June 30, 2024 and December 31, 2023); aggregate liquidation preference of $1,076 as of June 30, 2024;
TOTAL REDEEMABLE CONVERTIBLE PREFERRED SHARES	15,057	15,057
CONTINGENTLY REDEEMABLE NON-CONTROLLING INTERESTS	3,353	3,420
TOTAL REDEEMABLE CONVERTIBLE PREFERRED SHARES AND CONTINGENTLY REDEEMABLE NON-CONTROLLING INTERESTS	$18,410	$18,477
CAPITAL DEFICIENCY:
Ordinary shares (NIS 0.01 par value per share, 3,275,000 shares authorized as of June 30, 2024 and December 31, 2023; 250,492 and 219,354 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	1	1
Additional paid-in capital	11,398	11,334
Accumulated deficit	(29,656)	(26,811)
TOTAL CAPITAL DEFICIENCY	$(18,257)	$(15,476)
TOTAL REDEEMABLE CONVERTIBLE PREFERRED SHARES AND CONTINGENTLY REDEEMABLE NON-CONTROLLING INTERESTS, NET OF CAPITAL DEFICIENCY	$153	$3,001
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED SHARES AND NON-CONTROLLING INTEREST NET OF CAPITAL DEFICIENCY	$2,525	$5,256

*	Net of 121,119 treasury shares held by the subsidiary as of June 30, 2024 and December 31, 2023

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
	U.S. dollars in thousands		U.S. dollars in thousands
OPERATING EXPENSES:
Research and development (including $34 from related party for the six months period ended June 30, 2024 and 2023, respectively, and including $17 from related party for the three months period ended June 30, 2024 and 2023, respectively)	$1,727	$1,916	$766	$1,235
General and administrative (including $24 from related party for the six months period ended June 30, 2024 and 2023, respectively, and including $12 from related party for the three months period ended June 30, 2024 and 2023, respectively)	908	306	619	179
TOTAL OPERATING EXPENSES	2,635	2,222	1,385	1,414
OPERATING LOSS	2,635	2,222	1,385	1,414
Financial expenses, net (including $135 and $0 from related party for the six months period ended June 30, 2024 and 2023, respectively, and including $60 and $0 from related party for the three months period ended June 30, 2024 and 2023, respectively)	270	377	102	452
LOSS BEFORE INCOME TAX	$2,905	$2,599	$1,487	$1,866
INCOME TAX	7	20	2	10
NET LOSS	$2,912	$2,619	$1,489	$1,876

Attributable to:
Equity holders of the Company	2,845	2,427	1,472	1,653
Non-controlling interests	67	192	17	223
	$2,912	$2,619	$1,489	$1,876

LOSS PER SHARE, BASIC AND DILUTED	$11.31	$9.61	$5.87	$6.54

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE	251,655	252,462	250,847	252,462

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE
CONVERTIBLE PREFERRED SHARES AND CAPITAL DEFICIENCY

(U.S. dollars in thousands, except per share data)

	Redeemable Convertible Preferred Shares																	Total redeemable convertible preferred shares and contingently redeemable
	Series A preferred shares		Series A-1 preferred shares		Series A-2 preferred shares		Series A-3 preferred shares		Series A-4 preferred shares		Contingently redeemable non- controlling interests	Ordinary shares			Additional paid-in	Accumulated	Total capital	non- controlling interests, net of capital
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares		Amount	Capital	deficit	deficiency	deficiency
BALANCE AT JANUARY 1, 2023	388,088	$7,307	91,216	$2,392	45,458	$2,264	63,331	$2,683	-	-	$3,586	219,354		$1	$11,203	$(21,869)	$(10,665)	$7,567
CHANGES DURING THE SIX MONTHS PERIOD ENDED JUNE 30, 2023 (unaudited):
Issuance of Preferred A-4 shares, net of issuance cost									21,717	$411					1		1	412
Share-based compensation															64		64	64
Net loss											(192)					(2,427)	(2,427)	(2,619)
BALANCE AS OF JUNE 30, 2023	388,088	$7,307	91,216	$2,392	45,458	$2,264	63,331	$2,683	21,717	$411	$3,394	219,354		$1	$11,268	$(24,296)	$(13,027)	$(5,424)

BALANCE AT JANUARY 1, 2024	388,088	$7,307	91,216	$2,392	45,458	$2,264	63,331	$2,683	21,717	$411	$3,420	219,354		$1	$11,334	$(26,811)	$(15,476)	$3,001
CHANGES DURING THE SIX MONTHS PERIOD ENDED JUNE 30, 2024 (unaudited):
Exercise of options												31,138	**	*	*		*	*
Share-based compensation															64		64	64
Net loss											(67)					(2,845)	(2,845)	(2,912)
BALANCE AS OF JUNE 30, 2024	388,088	$7,307	91,216	$2,392	45,458	$2,264	63,331	$2,683	21,717	$411	$3,353	250,492		$1	$11,398	$(29,656)	$(18,257)	$153

*	Represents an amount less than $1
**	Represents fully vested pre-funded options for the Company’s ordinary shares at an exercise price of $0.01 or 0.01 NIS per share

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE
CONVERTIBLE PREFERRED SHARES AND CAPITAL DEFICIENCY

(U.S. dollars in thousands, except per share data)

	Redeemable Convertible Preferred Shares																Total redeemable convertible preferred shares and contingently redeemable
	Series A preferred shares		Series A-1 preferred shares		Series A-2 preferred shares		Series A-3 preferred shares		Series A-4 preferred shares		Contingently redeemable non-controlling interests	Ordinary shares		Additional paid-in	Accumulated	Total capital	non- controlling interests, net of capital
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Capital	deficit	deficiency	deficiency
BALANCE AT MARCH 31, 2023	388,088	$7,307	91,216	$2,392	45,458	$2,264	63,331	$2,683	-	-	$3,617	219,354	$1	$11,235	$(22,643)	$(11,407)	$6,856
CHANGES DURING THE THREE MONTHS PERIOD ENDED JUNE 30, 2023 (unaudited):
Issuance of Preferred A-4 shares, net of issuance cost									21,717	$411				1		1	412
Share-based compensation														32		32	32
Net loss											(223)				(1,653)	(1,653)	(1,876)
BALANCE AS OF JUNE 30, 2023	388,088	$7,307	91,216	$2,392	45,458	$2,264	63,331	$2,683	21,717	$411	3,394	219,354	$1	$11,268	$(24,296)	$(13,027)	$(5,424)

BALANCE AT MARCH 31, 2024	388,088	$7,307	91,216	$2,392	45,458	$2,264	63,331	$2,683	21,717	$411	$3,370	250,492	$1	$11,366	$(28,184)	$(16,817)	$1,610
CHANGES DURING THE THREE MONTHS PERIOD ENDED JUNE 30, 2024 (unaudited):
Share-based compensation														32		32	32
Net loss											(17)				(1,472)	(1,472)	(1,489)
BALANCE AS OF JUNE 30, 2024	388,088	$7,307	91,216	$2,392	45,458	$2,264	63,331	$2,683	21,717	$411	$3,353	250,492	$1	$11,398	$(29,656)	$(18,257)	$153

*	Represents an amount less than $1

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
	U.S. dollars in thousands		U.S. dollars in thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,912)	$(2,619)	$(1,489)	$(1,876)
Adjustments required to reconcile loss to net cash used in operating activities:
Depreciation	15	29	7	14
Share-based compensation expenses	64	64	32	32
Non-cash financial expenses	219	257	83	278

Changes in operating assets and liabilities:
Increase (decrease) in prepaid expenses	(192)	(2)	(63)	5
decrease in other receivables	(42)	(9)	2	(20)
Increase (decrease) in trade payable	(38)	(57)	37	(52)
Net change in operating lease	4	(5)	2	(2)
Increase (decrease) in employee related obligations	44	(62)	(3)	(20)
Increase (decrease) in accrued expenses	21	(183)	327	(35)
Net cash used in operating activities	(2,817)	(2,587)	(1,065)	(1,676)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from short-term deposit	-	507	-	-
Purchase of property and equipment	(6)	(2)	-	(2)
Net cash provided by (used in (investing activities	(6)	505	-	(2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred shares and warrants, net of issuance costs	-	522	-	522
Exercise of options	*	-	-	-
Net cash provided by financing activities	*	522	-	522

DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(2,823)	(1,560)	(1,065)	(1,156)
EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(75)	(258)	(19)	(277)
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	4,645	8,309	2,831	7,924
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,747	$6,491	$1,747	$6,491

*	Represents an amount less than $1

SILEXION THERAPEUTICS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
	U.S. dollars in thousands		U.S. dollars in thousands
Appendix A –
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH REPORTED IN THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	1,697	6,442	1,697	6,442
Restricted cash	50	49	50	49
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH SHOWN IN STATEMENT OF CASH FLOWS	$1,747	$6,491	$1,747	$6,491

Appendix B - SUPPLEMENTARY INFORMATION:
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest received	$25	$78	$6	$39

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(U.S. dollars in thousands)

NOTE 1 - GENERAL:

a.	Silexion Therapeutics Ltd. (formerly known as Silenseed Ltd.) (hereinafter -“the Company”) was incorporated in Israel and began its operations on November 30, 2008. Since its incorporation, the Company has been engaged in one operating segment - the research and development of innovative treatments for pancreatic cancer based on siRNAs, aiming to stop the production of a specific pancreatic cancer-causing protein known as the KRAS mutation. The Company’s long-lived assets are located in Israel.

b.	On April 28, 2021, the Company signed an agreement with Guangzhou Sino-Israel Biotech Investment Fund (“GIBF”) to establish a new company in China. On June 15, 2021 a company was established in China, named Silenseed (China) Ltd (hereinafter - the “Subsidiary”). The Company owns 51% of the shares of the Subsidiary. The Subsidiary has not yet started significant operations as of June 30, 2024. The Company and the Subsidiary, together - “the Group”.

c.	On February 21, 2024, the Company entered into a business combination agreement with Moringa Acquisition Corp (the “SPAC”), a Cayman Islands exempted company whose class A ordinary shares (as well as other instruments) are listed for trade on the Nasdaq Capital Market (Nasdaq: MACA), and April M.G. Ltd. (the “April Merger Sub”), an Israeli company and a wholly-owned subsidiary of the SPAC (the “Original BCA”). According to the Original BCA, April Merger Sub was to merge with and into the Company, with the Company continuing as the surviving entity and a wholly-owned subsidiary of the SPAC, and with the SPAC continuing as a public company following the completion of the merger and with its securities continuing to be traded on Nasdaq.

d.	On April 3, 2024, the Company entered into an Amended and Restated Business Combination Agreement (hereinafter, “A&R BCA”) with the SPAC, Biomotion Sciences, a newly-formed Cayman Islands exempted company (“Biomotion Sciences” or “New Pubco”), August M.S. Ltd. an Israeli company and wholly-owned subsidiary of Biomotion Sciences (“Merger Sub 1”), and Moringa Acquisition Merger Sub Corp, a Cayman Islands exempted company and wholly-owned subsidiary of Biomotion Sciences (“Merger Sub 2”) which replaced the Original BCA. The A&R BCA, provided for a technical change in the contemplated transaction structure to a “double dummy” structure, as a result of which both the Company and the SPAC will become wholly-owned subsidiaries of Biomotion Sciences, which will be the publicly-held, Nasdaq-listed entity, rather than the Company becoming a subsidiary of the Nasdaq-listed SPAC, as initially contemplated under the Original BCA.

Pursuant to the transactions contemplated under the A&R BCA (collectively, the “Business Combination “), Merger Sub 2 was to merge with and into the SPAC, with the SPAC continuing as the surviving company of such merger and a wholly-owned subsidiary of New Pubco (the “SPAC Merger”), and Merger Sub 1 was to merge with and into the Company, with the Company continuing as the surviving company of such merger and a wholly-owned subsidiary of New Pubco (the “Acquisition Merger”). Upon the effectiveness of the SPAC Merger, each outstanding SPAC Class A ordinary share and the sole outstanding SPAC Class B ordinary share was to convert into an ordinary share of New Pubco on a one-for-one basis. Each outstanding warrant to purchase one SPAC Class A ordinary share was to convert into a warrant to purchase one New Pubco ordinary share, at the same exercise price. Upon the effectiveness of the Acquisition Merger, each outstanding ordinary share and preferred share of the Company was to convert into such number of ordinary shares of New Pubco as is equal to the quotient obtained by dividing (x) the quotient obtained by dividing (1) $62,500 by (2) the number of fully diluted Company equity securities, by (y) $0.01 (the “Silexion Equity Exchange Ratio”). Each outstanding Company warrant and Company option to purchase one Company share, and Company restricted share unit (RSU) that may be potentially settled for one Company share, was to became exercisable for, or became subject to settlement for (as applicable), such number of New Pubco ordinary shares as are equal to the Silexion Equity Exchange Ratio. The exercise price per New Pubco ordinary share of each such converted Company option and Company warrant was to be adjusted based on dividing the existing per share exercise price by the Silexion Equity Exchange Ratio. The terms of vesting, exercise and/or settlement, as applicable, of such converted options, warrants and RSUs was to remain the same following such conversion, except that the vesting of each Company option was to accelerate immediately prior to the Acquisition Merger, such that the New Pubco option into which it was to be converted was to be fully vested, and all Company warrants were to be exercised (on a cashless basis) immediately prior to the Acquisition Merger. Immediately prior to the closing of the Business Combination, seven directors were to be elected to New Pubco’s board of directors, of whom five were to designated by the Company and two were to be designated by the SPAC’s sponsor (the “Sponsor”). The A&R BCA also required, as a closing condition, the transfer of the remaining outstanding shares of the Subsidiary held by GIBF to the Company prior to the closing of the Business Combination in exchange for the issuance to GIBF of shares of the Company, which were to convert into ordinary shares of New Pubco in accordance with the Silexion Equity Exchange Ratio upon the closing.

SILEXION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(U.S. dollars in thousands)

NOTE 1 - GENERAL (continued):

e.	In connection with the closing of the Business Combination, the ordinary shares and warrants of Biomotion Sciences were expected to be listed on the Nasdaq Global Market and begin trading under the symbols “SLXN” and “SLXNW”, respectively.

f.	The Business Combination was to be accounted for as a reverse recapitalization in accordance with US GAAP. Under this method of accounting, the Company was to be treated as the accounting acquirer and the SPAC was to be treated as the “acquired” company for financial reporting purposes. The Company was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

●	the Company’s shareholders were to hold approximately 61.55% of the outstanding voting interests in New Pubco upon the closing of the Business Combination;

●	the Company’s senior management were to comprise the senior management of New Pubco;

●	the directors nominated by the Company were to constitute a majority of the board of directors of New Pubco (five out of seven of the initial directors);

●	the Company’s operations were to comprise the ongoing operations of New Pubco; and

●	the Company’s name was to be the name used by New Pubco (in replacement of Biomotion Sciences).

Under the reverse recapitalization accounting method, the Business Combination was to be deemed to be the equivalent of a capital transaction in which the Company will issue shares for the net assets of the SPAC. The net assets of the SPAC will be stated at fair value, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination will be those of the Company.

g.	On June 18, 2024 the Company entered into a waiver with the other parties to the A&R BCA (the “Investments Waiver”). The Investments Waiver provided, in principal part, that: (i) the conditions to closing under the A&R BCA requiring that an equity financing of the Company in an amount of at least $3,500 (the “Silexion Equity Financing”) and an investment by the Sponsor in New Pubco of between $350 and $500 (the “Sponsor Investment”) shall have occurred, were waived; (ii) 1,382,325 of the Sponsor Investment shares that were potentially issuable to the Sponsor by New Pubco in respect of the Sponsor Investment under the A&R BCA were to be issued to the Sponsor upon the closing notwithstanding that the Sponsor Investment has not taken place; (iii) the A&R Sponsor Promissory Note Cap (which sets the maximum dollar amount of Sponsor loans to the SPAC that may be converted by the Sponsor into New Pubco ordinary shares, subject to reduction for certain fees payable at the Closing, under an amended and restated promissory note to be issued by New Pubco to the Sponsor at the closing (the “A&R Sponsor Promissory Note”) was increased from $5.2 million to $5.5 million, and (iv) the controlling stakeholder of the Sponsor is to be entitled to a gross monthly fee of $10 for a period of 36 months following closing under the A&R BCA.

SILEXION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(U.S. dollars in thousands)

NOTE 1 - GENERAL (continued):

h.	On August 15, 2024, the Business Combination was completed (see Note 10).

i.	In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against Hamas and other terrorist organizations.

The Company’s headquarters are located in Modiin, Israel. As of the issuance date of these consolidated financial statements, the conflict between Israel and Hamas has not had a material impact on the Company’s results of operations or financial position, if at all. The Company cannot currently predict the intensity or duration of Israel’s war against Hamas, however, as most of the Company’s trials are not executed in Israel, the Company does not believe the recent terrorist attack and the subsequent declaration of war by the Israeli government against the Hamas terrorist organization will have any material impact on its ongoing operations. The Company continues to monitor its ongoing activities and will make any needed adjustments to ensure continuity of its business, while supporting the safety and well-being of its employees.

Any hostilities involving Israel, or the interruption or curtailment of trade within Israel or between Israel and its trading partners could adversely affect the Company’s operations and results of operations and could make it more difficult for the Company to raise capital.

j.	Going concern:

Since its inception, the Company has devoted substantially all its efforts to research and development, clinical trials, and capital raising activities. The Company is still in its development and clinical stage and has not yet generated revenues.

The Company has incurred losses of $2,912 and $5,108 for the six-months period ended on June 30, 2024 and for the year ended December 31, 2023, respectively. During the six-month period ended on June 30, 2024, the Company had negative operating cash flows of $2,817. As of June 30, 2024, the Company had cash and cash equivalents of $1,697. On August 15, 2024, the Company completed a business combination with the SPAC (see Note 10(f)).

The Company expects to continue incurring losses, and negative cash flows from operations. Management is in the process of evaluating various financing alternatives, as the Company will need to finance future research and development activities, general and administrative expenses and working capital through fund raising. However, there is no assurance that the Company will be successful in obtaining such funding.

Under these circumstances, in accordance with the requirements of ASC 205-40, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for at least 12 months from the date these financial statements are issued. The unaudited condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

a.	Unaudited Condensed Financial Statements

The accompanying condensed financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial statements and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2024, and the consolidated results of operations, statements of changes in redeemable convertible preferred shares and capital deficiency and cash flows for the six-month period ended June 30, 2024 and 2023.

SILEXION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

The consolidated results for the six-month ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2023, which were included in Amendment No. 3 to the registration statement on Form S-4 filed by Biomotion Sciences with the U.S. Securities and Exchange Commission on July 12, 2024. The significant accounting policies adopted and used in the preparation of the financial statements are consistent with those of the previous financial year.

b.	Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. As applicable to these financial statements, the most significant estimates and assumptions relate share-based compensation and to fair value of financial instruments. See Note 6 and Notes 4 and 7, respectively. These estimates and assumptions are based on current facts, future expectations, and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates.

c.	Restricted cash

As of June 30, 2024 and December 31, 2023, the Company pledged an amount of $25 in favor of a bank as collateral for guarantees provided to secure the lease payments.

The Company is required to hold a minimum amount of NIS 85 in its bank account in order to maintain availability of a credit line from its credit card company.

d.	Fair value measurement

Fair value is based on the price that would be received from the sale of an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described as follows:

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data or active market data of similar or identical assets or liabilities.

Level 3	Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

SILEXION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk in its assessment of fair value.

e.	Concentration of credit risks

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, restricted cash and short-term deposits. The Company deposits cash and cash equivalents mostly with three low risk financial institution. The Company has not experienced any material credit losses in these accounts and does not believe it is exposed to significant credit risk on these instruments.

f.	Loss per share

The Company calculates loss per share using the two-class method required for participating securities. This method entails allocating income available to ordinary shareholders for the period between ordinary shares and participating securities based on their respective rights to receive dividends as if all income for the period had been distributed. Basic loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the year, and fully vested pre-funded options for the Company’s ordinary shares at an exercise price of $0.01 or 0.01 NIS per share. The Company considers these shares to be exercisable for little to no additional consideration. The Company also considers its redeemable convertible preferred shares to be participating securities as the holders of the redeemable convertible preferred shares would be entitled to dividends that would be distributed to the holders of ordinary shares, on a pro-rata basis assuming conversion of all redeemable convertible preferred shares into ordinary shares. However, these participating securities do not contractually require the holders to participate in the Company’s losses. Consequently, net loss for the periods presented was not allocated to the Company’s participating securities.

g.	New accounting pronouncements:

Recently issued accounting standards not yet adopted:

1)	In November 2023, the FASB issued ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU improves reportable segments disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU also require that a public entity that has a single reportable segment to provide all the disclosures required by the amendments and all existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating this ASU to determine its impact on the Company’s segment disclosures.

2)	In December, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The ASU will be effective for fiscal years beginning after December 15, 2025, and allows adoption on a prospective basis, with a retrospective option. The Company is in the process of assessing the impacts and method of adoption.

SILEXION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(U.S. dollars in thousands)

NOTE 3 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Statement of operations:

a.	Research and development expenses:

	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
Payroll and related expenses	$514	$569	$235	$245
Subcontractors and consultants	1,128	1,208	497	910
Materials	3	16	-	6
Rent and maintenance	49	78	18	35
Travel expenses	13	27	13	27
Other	20	18	3	12
	$1,727	$1,916	$766	$1,235

b.	General and administrative expenses:

Payroll and related expenses	$306	$145	$164	$97
Professional services	448	28	369	10
Depreciation	15	29	7	14
Rent and maintenance	72	42	46	21
Patent registration	25	16	16	7
Travel expenses	16	16	7	16
Other	26	30	10	14
	$908	$306	$619	$179

c.	Financial expense, net:

Change in fair value of financial liabilities measured at fair value	$145	$(3)	$64	$(2)
Issuance costs	-	3	-	3
Interest income	(25)	(78)	(6)	(39)
Foreign currency exchange loss (income), net	148	451	42	487
Other	2	4	2	3
Total financial expense (income), net	$270	$377	$102	$452

NOTE 4 - WARRANTS TO PURCHASE PREFERRED SHARES:

a.	On January 14, 2022, the Company issued warrants to acquire 47,495 Series A-2 Preferred Shares to various investors, the warrants were issued as part of the converted Simple Agreement for Future Equity (SAFE). These warrants feature an exercise price of $60.783 per share and expired during 2023. As of June 30, 2023, there are 47,495 outstanding warrants. As of June 30, 2024, all warrants are expired.

b.	On May 30, 2023, the Company issued warrants to acquire 21,717 Series A-4 Preferred Shares to various investors, with an exercise price of $24.769 per share and an expiration date of May 30, 2025. Issuance expenses amounted to $3. As of June 30, 2024, there are outstanding warrants of 21,717.

The Company classified the warrants for the purchase of shares of its convertible redeemable preferred shares as a liability in its consolidated balance sheets, as these warrants were freestanding financial instruments which underlying shares are contingently redeemable and, therefore, may obligate the Company to transfer assets at some point in the future. The warrant liability was initially recorded at fair value upon the date of issuance and was subsequently remeasured at fair value at each reporting date. The Company recorded revaluation expenses (income) amounting to $145 and $(3) for the six months periods ended June 30, 2024 and June 30, 2023 , respectively, and revaluation expenses (income) amounting to $64 and $(2) for the three months periods ended June 30, 2024 and June 30, 2023 and accounted for such revaluation expenses as part of its financial (income) expense, net, in the statements of operations (see Note 7).

c.	For conversion of warrants after the reporting period see Note 10(e).

SILEXION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(U.S. dollars in thousands)

NOTE 5 - REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY:

a.	As of June 30, 2024 and December 31, 2023, the share capital is composed of 0.01 NIS par value shares, as follows:

	June 30, 2024
	Authorized	Issued and paid	Carrying Value	Liquidation Preference
Ordinary Shares	3,275,000	250,492	$4,685
Preferred A Shares	510,000	388,088	$7,307	$8,162
Preferred A-1 Shares	120,000	91,216	$2,392	$2,443
Preferred A-2 Shares	200,000	45,458	$2,264	$2,763
Preferred A-3 Shares	80,000	63,331	$2,683	$2,887
Preferred A-4 Shares	815,000	21,717	$411	$1,076

	December 31, 2023
	Authorized	Issued and paid	Carrying Value	Liquidation Preference
Ordinary Shares	3,275,000	219,354	$4,685
Preferred A Shares	510,000	388,088	$7,307	$8,162
Preferred A-1 Shares	120,000	91,216	$2,392	$2,443
Preferred A-2 Shares	200,000	45,458	$2,264	$2,763
Preferred A-3 Shares	80,000	63,331	$2,683	$2,887
Preferred A-4 Shares	815,000	21,717	$411	$1,076

NOTE 6 - SHARE-BASED COMPENSATION:

The Company’s options expenses amounted to a total of $64 and $64 in the six months periods ended June 30, 2024 and 2023, respectively. As of June 30, 2024, 39,898 shares remain available for grant under the Company’s 2013 and 2023 Incentive Option Plans.

On July 4, 2024, the Company’s board of directors approved granting 178,686 RSUs to the Company’s employees and directors.

SILEXION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(U.S. dollars in thousands)

NOTE 6 - SHARE-BASED COMPENSATION (continued):

Summary of outstanding and exercisable options:

Below is a summary of the Company’s stock-based compensation activity and related information with respect to options granted to employees and non-employees for the six months periods ended June 30, 2024:

	Number of options	Weighted- average exercise price (in U.S. dollars)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at January 1, 2024	121,808	$17.23	4.88	-
Granted	-	-	-	-
Exercised	(31,138)	$0.01	(0.01)	$490
Forfeited	(735)	$26.78	(6.02)	-
Expired	(30,185)	(18.08)	-	-
Outstanding at June 30, 2024	59,750	$25.66	7.34	-
Exercisable at June 30, 2024	33,554	$24.78	7.00	-
Vested and expected to vest at June 30, 2024	59,750	$25.66	7.34	-

Up to June 30, 2024 and for the year ended December 31, 2023 no options were granted.

On June 30, 2024, there was $220 of total unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.73 years.

The share-based compensation expense by line item in the accompanying consolidated statements of operations is summarized as follows:

	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
Research and development	$38	$38	$19	$19
General and administrative	26	26	13	13
	$64	$64	$32	$32

NOTE 7 - FAIR VALUE MEASUREMENTS:

Financial instruments measured at fair value on a recurring basis

The Company’s assets and liabilities that are measured at fair value as of June 30, 2024, and December 31, 2023, are classified in the tables below in one of the six categories described in “Note 2 – Fair value measurement”:

	June 30, 2024
	Level 3	Total
Financial Liabilities
Warrants to preferred shares	$345	$345

	December 31, 2023
	Level 3	Total
Financial Liabilities
Warrants to preferred shares	$200	$200

SILEXION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(U.S. dollars in thousands)

NOTE 7 - FAIR VALUE MEASUREMENTS (continued):

The following is a roll forward of the fair value of liabilities classified under Level 3:

	Six months ended June 30,		Three months ended June 30,
	2024	2023	2024	2023
	Warrants	Warrants	Warrants	Warrants
Fair value at the beginning of the period	$200	$3	$281	$2
Issuance	-	111	-	111
Change in fair value	145	(3)	64	(2)
Fair value at the end of the period	$345	$111	$345	$111

The fair value of the Company’s warrant liabilities as of June 30, 2024 and December 31, 2023 was estimated using a hybrid model in order to reflect two scenarios: (1) an IPO event (including de-SPAC transaction) and (2) other liquidation events. For further details see Note 12 in the annual consolidated financial statements.

The valuation under the ‘other liquidation events’ scenario was assessed using an option pricing model (OPM) by implementing a Monte Carlo Simulation, which treats the financial instruments in the Company’s equity as contingent claims whose future payoff depends on the Company’s future equity value. The Company’s entire equity value in 2023 was calculated based, among others, on the financing round closest to the valuation date.

The fair value of the Company’s warrant liabilities as of June 30, 2023 was estimated using only the ‘other liquidation events’ scenario.

The following table presents the main assumptions used in the hybrid model for the periods presented:

	June 30
	2024	2023
Expected volatility	74.82%	82.80%
Assumptions regarding the price of the underlying shares:
Probability of an IPO scenario (including de-SPAC transaction)	67%	-
Expected time to IPO (including de-SPAC transaction) (years)	0.137	-
Probability of other liquidation events	33%	100%
Expected time to liquidation (years)	2.25	3
Expected return on Equity	22%	23%

A significant increase in the expected volatility, or in the probability of an IPO (including de-SPAC transaction), could each increase the fair value of the related instruments. A significant decrease in the expected term of the warrants or expected time to IPO (including de-SPAC transaction), could each decrease the fair value of related instruments. In combination, changes in these inputs could result in a significantly higher or lower fair value measurement if the input changes were to be compounding, or could result in a minimally higher or lower fair value measurement if the input changes were of opposite effects and consequently offset each other.

Financial instruments not measured at fair value

The carrying amounts of cash and cash equivalents, restricted cash, receivables, trade payables and other liabilities approximate their fair value due to the short-term maturity of such instruments.

SILEXION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(U.S. dollars in thousands)

NOTE 8 - NET LOSS PER SHARE:

The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders for the periods presented (USD in thousands, except per share data):

	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
Numerator:
Net loss	$2,912	$2,619	$1,489	$1,876
Net loss attributable to ordinary shareholders, basic and diluted:	$2,845	$2,427	$1,472	$1,653
Denominator:
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	251,655	252,462	250,847	252,462
Net loss per share attributable to ordinary shareholders, basic and diluted	$11.31	$9.61	$5.87	$6.54

Basic loss per share is computed on the basis of the net loss for the period divided by the weighted average number of ordinary shares outstanding during the period, including fully vested pre-funded options for the Company’s ordinary shares at an exercise price of $0.01 or 0.01 NIS per share, as the Company considers these shares to be exercised for little to no additional consideration.

As of June 30, 2024 and June 30, 2023, the basic loss per share calculation included a weighted average number of 300 and 33,108, respectively, of fully vested pre-funded options. As the inclusion of other potential ordinary shares equivalents in the calculation would be anti-dilutive for all periods presented, diluted net loss per share is the same as basic net loss per share.

The following instruments were not included in the computation of diluted earnings per share because of their anti-dilutive effect:

-	Redeemable convertible preferred shares;

-	Warrants to purchase redeemable convertible preferred shares;

-	Share-based compensation issuable at substantial consideration.

NOTE 9 - TRANSACTIONS AND BALANCES WITH RELATED PARTIES:

Transactions with related parties which are shareholders and directors of the Company:

a.	Transactions:

	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
Share-based compensation included in research and development expenses	$34	$34	$17	$17
Share-based compensation included in general and administrative expenses	$24	$24	$12	$12
Financial expenses	$135	$-	$60	$-

b.	Balances:

	June 30, 2024	December 31, 2023
Non-Current liabilities -
Warrants to preferred shares	$321	$186

SILEXION LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(U.S. dollars in thousands)

NOTE 10 - SUBSEQUENT EVENTS

The Company’s management has performed an evaluation of subsequent events through August 19, 2024, the date the financial statements were available to be issued.

a.	On July 4, 2024, the Company’s board of directors approved granting 178,686 Restricted Stock Units (RSUs) to employees, service providers, and directors. These RSUs vest immediately upon the grant date, with 100% vesting at the time of grant.

b.	On July 14, 2024, the Company’s shareholders approved, inter alia, the A&R BCA, the Investments Waiver, the Business Combination and granting of new RSUs to the Company’s directors and certain related parties.

c.	On July 16, 2024, the U.S. Securities and Exchange Commission (SEC) issued an order of effectiveness for the registration statement on Form S-4 filed by Biomotion Sciences that registered the issuance of all ordinary shares of Biomotion Sciences issuable pursuant to the Business Combination. On July 17, 2024, the SPAC published notice of an extraordinary general meeting at which the Business Combination was to be presented for approval, and on July 19, 2024, the SPAC commenced the distribution of proxy materials for that extraordinary general meeting. On August 6, 2024, the SPAC held that extraordinary general meeting, and all proposals related to the Business Combination were approved by the SPAC’s shareholders.

d.	On August 5, 2024, a conversion agreement was signed by and among Biomotion Sciences, GIBF and the Subsidiary, which implements the transfer of GIBF’s 49% holdings in the Subsidiary directly to Biomotion Sciences (in lieu of to the Company) in exchange for the issuance to GIBF of ordinary shares of New Pubco upon the closing of the Business Combination).

e.	In August 2024, certain Company warrant holders exercised their warrants in a ‘cashless’ manner for 1,257 A-1 Preferred Shares and 8,320 A-4 Preferred Shares of the Company.

f.	On August 15, 2024, the Business Combination was completed in accordance with the terms of the A&R BCA, as modified by the Investments Waiver. As a result of the Business Combination, the Company has become a wholly-owned subsidiary of Biomotion Sciences, and its security holders have received securities of Biomotion Sciences in accordance with the Silexion Equity Exchange Ratio. On August 16, 2024, the ordinary shares and warrants of Biomotion Sciences begin trading on the Nasdaq Global Market under the symbols “SLXN” and “SLXNW”, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our and, in particular, our wholly-owned subsidiary Silexion’s, financial condition and results of operations should be read together with (i) Silexion’s unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report, (ii) Silexion’s audited financial statements and related notes thereto as of, and for the year ended, December 31, 2023, which were included in the proxy statement/prospectus, and (iii) the unaudited pro forma condensed combined financial information of New Silexion as of June 30, 2024, and for the year ended December 31, 2023 and six months ended June 30, 2024, which was attached as Exhibit 99.2 to the Super Form 8-K.

Overview

We are a Cayman Islands exempted company that was originally formed for the purpose of effectuating the Business Combination and that now serves as a publicly-traded holding company for each of Silexion (through which our operations are carried out) and Moringa (which has no operations). Our ordinary shares and warrants are listed on the Nasdaq Global Market under the trading symbols “SLXN” and “SLXNW”, respectively.

Our primary subsidiary— Silexion— is a clinical-stage, oncology-focused biotechnology company engaged in the discovery and development of proprietary treatments for KRAS-driven cancers. The KRAS gene is an oncogene that is involved in the regulation of cell division as a result of its ability to relay external signals to the cell nucleus. Based on its research of refractory solid tumor cancers, Silexion is actively developing a platform focused on the silencing of the KRAS oncogene using RNA-interference therapeutics. Silexion’s lead product candidate, SIL-204B, consists of locally administered small interfering RNAs, or siRNA, in an extended-release formulation, as a first-line treatment of locally advanced pancreatic cancer patients, in combination with standard-of-care chemotherapy.

To date, Silexion has financed its operations primarily with the net proceeds from private offerings of its ordinary shares and convertible preferred shares, grants from the Israeli Innovation Authority (the “IIA”), convertible financing agreements and Simple Agreement for Future Equity (SAFE) financings, and through royalty-bearing grants from the IIA (which totaled $5.8 million through June 30, 2024). Since its inception, Silexion has incurred significant operating losses. Silexion’s net losses were $5.1 million and $3.5 million for the years ended December 31, 2023 and December 31, 2022, respectively, and $2.9 million and $2.6 million for the six-month period ended June 30, 2024 and 2023, respectively. As of June 30, 2024, Silexion had an accumulated deficit of $29.7 million. Silexion has not recognized any revenue to date.

In the near future following the Business Combination, the operations of our company and our subsidiaries— most importantly, Silexion—will be funded from one or more of a number of alternative sources:

●	the remaining balance of $333,936 of cash from the trust account transferred to us at the Closing of the Business Combination (from the proceeds of Moringa’s initial public offering and the private placements of the Moringa private units, after reduction for payment of funds for (x) redemptions of Moringa public shares in connection with Moringa’s shareholder votes on (A) the Business Combination and (B) the extension of the term of Moringa’s existence at prior general meetings of Moringa, and (y) payment to EarlyBirdCapital of $350,000 of cash pursuant to the Marketing Agreement in connection with the Business Combination;

●	$2,000,000 of cash from the PIPE Financing (described below) involving the sale of 200,000 Moringa Class A ordinary shares to the PIPE Investor (as defined below) immediately prior to the Closing of the Business Combination (which shares converted into 200,000 ordinary shares upon the Closing);

●	up to $15,000,000 from the ELOC (described below);

●	additional grants from the IIA; and/or

●	existing working capital of Silexion.

We (primarily through Silexion) expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses that we incur may fluctuate significantly from quarter to quarter. Silexion’s expenses will depend on many factors, including the timing and extent of spending to further develop SIL-204 and initiate pre-clinical and clinical trials, support research and development efforts, investments in potential additional pipe-line products, and increased overall compensation as it continues to hire additional personnel. We anticipate that Silexion’s expenses will increase if and as it:

●	applies for Orphan Drug Designation in both the U.S. and EU for its SIL-204B product;

●	initiates a clinical trial powered for statistical significance with respect to SIL-204B;

●	initiates toxicological studies with respect to SIL-204B;

●	seeks marketing approvals for SIL-204B in various territories;

●	maintains, expands and protects its intellectual property portfolio;

●	hires additional operational, clinical, quality control and scientific personnel;

●	adds operational, financial and management information systems and personnel, including personnel to support its product development, any future commercialization efforts and its prospective transition to a public company; and

●	invests in research and development and regulatory approval efforts in order to utilize its technology as a platform focused on the silencing of the KRAS oncogene using RNA-interference therapeutics.

Recent Developments Impacting Our Financial Condition and Outlook

Settlement of Amounts Due Under Marketing Agreement with EarlyBirdCapital

Prior to the Closing of the Business Combination, Moringa reached agreement with EarlyBirdCapital on the reduction, to $1.6 million, in the aggregate, of the fee payable to EarlyBirdCapital under the Marketing Agreement. Pursuant to the final invoice provided by EarlyBirdCapital under the Marketing Agreement at the Closing, Moringa paid $350,000 of cash to EarlyBirdCapital from the trust account at the Closing, and we issued to EarlyBirdCapital a convertible promissory note, due December 31, 2025, in an amount of $1.25 million to be paid by us to EarlyBirdCapital in cash and/or via conversion of outstanding amounts into ordinary shares (the “EarlyBird Convertible Note”).

The EarlyBird Convertible Note bears interest at a rate of 6% per annum and matures on December 31, 2025. If not repaid on or prior to that maturity date or such earlier date as to which the repayment obligation may be accelerated under the note, or not converted in accordance with the terms thereof, the rate of interest applicable to the unpaid principal amount would be adjusted to (15%) per annum. We are required to make mandatory prepayments on the note (which shall first be applied to accrued interest and then to principal) from time to time in amounts equal to ten percent (10%) of the gross proceeds received by us from any equity financings consummated by us prior to the maturity date. We are entitled to voluntarily prepay any additional part of, or all of, the principal and accrued interest, in one or more installments without penalty, prior to the maturity date.

EarlyBirdCapital, in turn, may elect, at its sole discretion, at any time on or prior to the maturity date, to elect to convert all or part of the then outstanding principal and/or accrued interest under the EarlyBird Convertible Note into ordinary shares, at a per share conversion price equal to 95% of the volume weighted average price of an ordinary share for the five trading days immediately prior to the date of our receipt of a conversion notice, provided, however, we are not required to issue, and EarlyBirdCapital may not elect to convert the principal and/or accrued interest into an aggregate number of ordinary shares that would exceed the maximum number of ordinary shares permitted by Section 5635 of the Nasdaq Listing Rules to be issued without the approval of our shareholders, unless such approval is obtained.

The foregoing summary is qualified in its entirety by the full text of the final invoice provided by EarlyBirdCapital under the Marketing Agreement at the Closing, and the EarlyBird Convertible Note, which serve as Exhibits 10.1.1 and 10.1.2 to the Super Form 8-K.

PIPE Financing

In connection with, and immediately prior to the Closing of, the Business Combination, Moringa raised $2.0 million via a private investment in public entity financing (the “PIPE Financing”), whereby Moringa sold to Greenstar, LP, an affiliate of the Moringa sponsor (the “PIPE Investor”), 200,000 newly issued Moringa ordinary shares at a price of $10.00 per share, pursuant to a subscription agreement, dated as of August 15, 2024, by and among Moringa, New Silexion and the PIPE Investor (the “PIPE Agreement”). Those 200,000 shares automatically converted upon the Closing of the Business Combination into an equivalent number of New Silexion ordinary shares (the “PIPE Shares”).

The funds raised from the PIPE Financing, together with remaining funds in the trust account after payments to redeeming public shareholders, were used for financing support for Moringa and New Pubco, as well as for payment to service providers to whom outstanding amounts were owed by Moringa, including parties that had provided financial advisory services and capital markets advisory services to Moringa during the period leading up to the Closing.

The foregoing summary is qualified in its entirety by the full text of the PIPE Agreement, a copy of which was attached as Exhibit 10.2 to the Super Form 8-K.

ELOC Financing

Also in connection with the Closing, we entered into an ordinary share purchase agreement, dated August 13, 2024, but effective as of the Closing (the “ELOC Agreement”), for an equity line of credit (the “ELOC”) with White Lion Capital, LLC (the “ELOC Investor”), whereby we will be able to request to sell to the ELOC Investor, and the ELOC Investor will be required to purchase, via private placement transactions, up to $15.0 million of our ordinary shares from time to time after the Closing, up until December 31, 2025 (unless the agreement is terminated sooner), subject to certain limitations and conditions as described therein. The number of ordinary shares that we may require the ELOC Investor to purchase in any single sales notice will depend on a number of factors, including the type of purchase notice that we deliver. Similarly, the purchase price to be paid by the ELOC Investor for any shares that we require it to purchase will depend on the type of sales notice that we deliver, and will be derived from the market price of the our ordinary shares for a certain period of time prior to our purchase request or as of the date of our purchase request. We have also granted registration rights to the ELOC Investor pursuant to an accompanying registration rights agreement, also dated August 15, 2024, by and between New Silexion and the ELOC Investor (the “ELOC Registration Rights Agreement”).

Pursuant to the ELOC Agreement, New Silexion agreed, among other things, that if our sales to the ELOC Investor under the ELOC exceed 19.99% of our total number of ordinary shares outstanding, we will seek the approval of our shareholders for the issuance of any ordinary shares under the ELOC in excess of that amount, in accordance with the Nasdaq Listing Rules, subject to certain exceptions based on the price of our ordinary shares to be sold in excess of that limit.

In consideration for the commitments of the ELOC Investor, we agreed to issue to the ELOC Investor an aggregate of $337,500 of our ordinary shares (the “ELOC Commitment Shares”) based on the closing price of the ordinary shares on the day that is the earlier of (i) the business day prior to effectiveness of the registration statement registering the resale of the shares issuable under the ELOC ordinary share purchase agreement and (ii) the business day prior to the 180th day following the date of Closing of the Business Combination.

The foregoing summary is qualified in its entirety by the full text of the ELOC Agreement, a copy of which was attached as Exhibit 10.3.1 to the Super Form 8-K.

Issuance of Amended and Restated Sponsor Promissory Note

Effective as of the Closing, we issued to the sponsor, and the sponsor accepted, in amendment and restatement, and replacement, in their entirety, of all existing promissory notes issued by Moringa to the sponsor from the IPO until the Closing (and as to which the obligations of Moringa were assigned to New Pubco upon the Closing), an amended and restated promissory note (the “A&R Sponsor Promissory Note”) in an amount of $3,433,000, which reflected the total amount owed by Moringa to the sponsor through the Closing Date. The maturity date of the A&R Sponsor Promissory Note is the 30-month anniversary of the Closing Date (i.e., February 15, 2027). Amounts outstanding under the A&R Sponsor Promissory Note may be repaid (unless otherwise decided by us) only by way of conversion into ordinary shares (“Note Shares”) in accordance with the terms set forth in the form of A&R Sponsor Promissory Note. New Pubco and the Sponsor may also convert amounts outstanding under the A&R Sponsor Promissory Note at the price per share at which we conduct an equity financing following the Closing, subject to a minimum conversion amount of $100,000, in an amount of Note Shares constituting up to thirty percent (30%) of the number of ordinary shares issued and sold by us in such equity financing. The sponsor may also elect to convert amounts of principal outstanding under the note into ordinary shares at any time following the 24-month anniversary of the date of the Closing, subject to a minimum conversion of $10,000, at a price per share equal to the volume weighted average price of the ordinary shares on the principal market on which they are traded during the 20 consecutive trading days prior to the conversion date.

The foregoing summary provides only a brief description of the A&R Sponsor Promissory Note and is qualified in its entirety by the full text of the A&R Sponsor Promissory Note, a copy of which was attached as Exhibit 10.5 to the Super Form 8-K.

Components of Silexion’s Results of Operations

In this section, the components of, and the actual, results of operations thar are presented are those of our wholly-owned subsidiary, Silexion, which carries out our operations. Therefore, unless the context requires otherwise, references to “we”, “us” or “our” (or similar terms) generally refer to our wholly-owned subsidiary Silexion.

Operating Expenses

Research and Development Expenses

Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of payroll and related expenses, payroll taxes and other employee benefits including share-based compensation related to employees, subcontractors, lab expenses, preclinical and clinical trials cost, material costs and consulting fees.

We expect to continue to invest in research and development to develop SIL-204, including hiring additional employees and continuing the research and development of that product candidate. As a result, we expect that our research and development expenses will continue to increase in the future.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, including share-based compensation related to directors and employees, patent application fees, office space rental costs, and maintenance expenses, external professional service costs, including legal, accounting, audit, finance, human resource services, travel expenses and other consulting fees.

We expect that our general and administrative expenses will increase in the future to fund our continued research and development activities, primarily due to increased headcount to support anticipated growth in the business and due to incremental costs associated with operating as a public company, including costs to comply with the rules and regulations applicable to public companies such as costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC and stock exchange listing standards, public relations, insurance and professional services.

Financial expenses (income), net

The finance expenses consisted primarily of change in fair value of warrants and financial liabilities measured at fair value, interest income and exchange rate differences expenses.

Results of Operations

Comparison of six-month period ended June 30, 2024 and 2023

The following table summarizes Silexion’s results of operations for the six-month period ended June 30, 2024 and 2023:

	Six-month period ended June 30,
	2024	2023
Operating expenses:
Research and development, net	$1,727	$1,916
General and administrative	908	306
Total operating expenses	2,635	2,222
Operating loss	2,635	2,222
Financial expenses, net	270	377
Loss before income tax	2,905	2,599
Income tax	7	20
Net loss for the six-month period	$2,912	$2,619

Research and Development Expenses

The following table summarizes Silexion’s research and development expenses for the six-month period ended June 30, 2024 and 2023:

	Six-month period ended June 30,
	2024	2023
Payroll and related expenses	$514	$569
Subcontractors and consultants	1,128	1,208
Materials	3	16
Rent and maintenance	49	78
Travel expenses	13	27
Other	20	18
Total research and development expenses	$1,727	$1,916

Research and development expenses decreased by approximately $0.2 million, or 10.5% to $1.7 million for the six-month period ended June 30, 2024, compared to $1.9 million for the six-month period ended June 30, 2023. The decrease resulted mainly from a decrease in subcontractors in the amount of $0.1 million and from a decrease in payroll and related expenses in the amount of $0.1 million.

Research and development expenses for the six-month period ended June 30, 2024 and June 30, 2023 included approximately $0.2 million and $0.5 million, related to the development of Loder, respectively, and $1.5 million and $1.4 million related to the development of SIL-204B, respectively. Aggregate research and development expenses since inception for Loder program, as of June 30, 2024 and as of June 30, 2023 were approximately $18.5 million and $17.9 million, respectively. Aggregate research and development expenses since inception for SIL-204B program, as of June 30, 2024 and as of June 30, 2023 were approximately $6.2 million and $2.0 million, respectively.

General and Administrative Expenses

The following table summarizes Silexion’s general and administrative expenses for the six-month periods ended June 30, 2024 and 2023:

	Six-month periods ended June 30,
	2024	2023
Payroll and related expenses	$306	$145
Professional Services	448	28
Depreciation	15	29
Rent and maintenance	72	42
Patent registration	25	16
Travel expenses	16	16
Other	26	30
Total general and administrative expenses	$908	$306

General and administrative expenses increased by approximately $0.6 million, or 200.0% to $0.9 million for the six-month period ended June 30, 2024, compared to $0.3 million for the six-month period ended June 30, 2023. The increase resulted mainly from an increase in payroll and related expenses in the amount of $0.2 million and from an increase in professional services costs in the amount of $0.4 million.

Financial expenses, net

Financial expenses, net decreased by approximately $0.1 million, or 25.0% to an expense of $0.3 million for the six-month period ended June 30, 2024 compared to an expense of $0.4 million for the six months ended June 30, 2023. This decrease was mainly due to a decrease in the amount of $0.3 million in foreign exchange loss offset by an increase in revaluation expenses of warrants in the amount of $0.15 million for the six-month period ended June 30, 2024.

Net loss

Net loss increased by approximately $0.3 million, or 11.5% to $2.9 million for the six-month period ended June 30, 2024, compared to $2.6 million for the six-month period ended June 30, 2023. The increase was mainly due to an increase in our general and administrative expenses partially offset by a decrease in research and development expenses and financial expenses.

Comparison of three-month period ended June 30, 2024 and 2023

The following table summarizes Silexion’s results of operations for the three-month period ended June 30, 2024 and 2023:

	Three-month period ended June 30,
	2024	2023
Operating expenses:
Research and development, net	$766	$1,235
General and administrative	619	179
Total operating expenses	1,385	1,414
Operating loss	1,385	1,414
Financial expenses, net	102	452
Loss before income tax	1,487	1,866
Income tax	2	10
Net loss for the three-month period	$1,489	$1,876

Research and Development Expenses

The following table summarizes Silexion’s research and development expenses for the three-month period ended June 30, 2024 and 2023:

	Three-month period ended June 30,
	2024	2023
Payroll and related expenses	$235	$245
Subcontractors and consultants	497	910
Materials	-	6
Rent and maintenance	18	35
Travel expenses	13	27
Other	3	12
Total research and development expenses	$766	$1,235

Research and development expenses decreased by approximately $0.4 million, or 33.3% to $0.8 million for the three-month period ended June 30, 2024, compared to $1.2 million for the three-month period ended June 30, 2023. The decrease resulted mainly from a decrease in subcontractors in the amount of $0.4 million.

Research and development expenses for the three-month period ended June 30, 2024 and June 30, 2023 included approximately $0.1 million and $0.2 million, related to the development of Loder, respectively, and $0.7 million and $1.0 million related to the development of SIL-204B, respectively.

General and Administrative Expenses

The following table summarizes Silexion’s general and administrative expenses for the three-month periods ended June 30, 2024 and 2023:

	Three-month periods ended June 30,
	2024	2023
Payroll and related expenses	$164	$97
Professional Services	369	10
Depreciation	7	14
Rent and maintenance	46	21
Patent registration	16	7
Travel expenses	7	16
Other	10	14
Total general and administrative expenses	$619	$179

General and administrative expenses increased by approximately $0.4 million, or 200% to $0.6 million for the three-month period ended June 30, 2024, compared to $0.2 million for the three-month period ended June 30, 2023. The increase resulted mainly from an increase in payroll and related expenses in the amount of $0.1 million and from an increase in professional services costs in the amount of $0.36 million.

Financial expenses, net

Financial expenses, net decreased by approximately $0.4 million, or 80.0% to expense of $0.1 million for the three-month period ended June 30, 2024 compared to income of $0.5 million for the three-month period ended June 30, 2023. This decrease was mainly due to a decrease in foreign exchange loss in the amount of $0.4 million.

Net loss

Net loss decreased by approximately $0.4 million, or 21.1% to $1.5 million for the three-month period ended June 30, 2024, compared to $1.9 million for the three-month period ended June 30, 2023. The decrease was mainly due to a decrease in our research and development expenses and financial expenses partially offset by an increase in general and administrative expenses.

Liquidity and Capital Resources

In this “Liquidity and Capital Resources” section, the discussion focuses upon our wholly-owned subsidiary, Silexion, which carries out our operations. Therefore, unless the context requires otherwise, references to “we”, “us” or “our” (or similar terms) generally refer to our wholly-owned subsidiary Silexion.

Overview

Our capital requirements will depend on many factors, including the timing and extent of spending to further develop Silexion’s SIL-204 and initiate pre-clinical and clinical trials, support research and development efforts, investments in potential additional pipe-line products, and increased overall compensation as we continue to hire additional personnel. For the six-month period ended June 30, 2024 and 2023, Silexion had a net loss of $2.9 million and $2.6 million, respectively. As of June 30, 2024, Silexion’s cash and cash equivalents totaled $1.7 million.

To date, Silexion’s principal sources of liquidity have been proceeds from private offerings of its ordinary shares and convertible preferred shares, grants from the Israeli Innovation Authority, and issuance of convertible financing agreements (CFA) and Simple Agreement for Future Equity (SAFE).

Based on Silexion’s current business plan, we believe that current cash and cash equivalents will not be sufficient to meet our anticipated cash requirements through the end of the fourth quarter of 2024. We will need to raise additional capital to finance our operations, expand our business and pipeline, or for other reasons.

Silexion’s audited consolidated financial statements for the year ended December 31, 2023 included in the proxy statement/prospectus, and its unaudited condensed financial statements for the six-month period ended June 30, 2024 included in this Quarterly Report, note that there is substantial doubt about Silexion’s ability to continue as a going concern as of such date; and in its report accompanying Silexion’s audited consolidated financial statements included in the proxy statement/prospectus, Silexion’s independent registered public accounting firm included an explanatory paragraph stating that Silexion’s recurring losses from operations and its cash outflows from operating activities raise substantial doubt as to its ability to continue as a going concern. This means that Silexion’s management and its independent registered public accounting firm have expressed substantial doubt about Silexion’s ability to continue its operations without an additional infusion of capital from external sources. Silexion’s audited consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that may be necessary should Silexion be unable to continue as a going concern. If we are unable to finance our operations (conducted vis Silexion), our business would be in jeopardy and we might not be able to continue operations and might have to liquidate our assets. In that case, investors might receive less than the value at which those assets were carried on Silexion’s unaudited condensed financial statements for the six-month period ended June 30, 2024, and it is likely that investors would lose all or a part of their investment.

Silexion has lease obligations and other contractual obligations and commitments as part of its ordinary course of business. See “Note 4: Operating Leases” and “Note 6: Commitments and Contingent Liabilities” to Silexion’s consolidated financial statements for the year ended December 31, 2023 (as contained in the proxy statement/prospectus) for information about Silexion’s lease obligations.

Silexion did not have during the periods presented, and does not currently have, any off-balance sheet arrangements involving commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on its financial condition, results of operations, liquidity, cash requirements or capital resources.

ELOC

The ELOC will likely serve as the primary source of financing for Silexion in the near future following the Closing of the Business Combination and effectiveness of the registration statement to be filed pursuant to the ELOC Registration Rights Agreement. Please see “Overview—Recent Developments Impacting Our Financial Condition and Outlook— ELOC Financing” in this Item 2 for more information.

PIPE Financing

We raised $2.0 million from the PIPE Financing as an additional source of financing for Silexion in the period following the Business Combination, which was completed immediately prior to the Closing. Please see “Overview—Recent Developments Impacting Our Financial Condition and Outlook— PIPE Financing” in this Item 2 for more information

Government Grants

Silexion’s research and development efforts were financed, in part, through royalty-bearing grants from the Israeli Innovation Authority, or the IIA. As of June 30, 2024, Silexion received IIA royalty-bearing grants totaling approximately $5.8 million.

Silexion is committed to pay royalties to the IIA at a rate of approximately 3.0% to 5.0% of the sales of all of its product candidates and other related revenues generated from such projects, that were developed, in whole or in part, using the IIA royalty-bearing grants we received under IIA programs up to the total amount of royalty-bearing grants received, linked to the U.S. dollar and bearing annual interest at rates prescribed by the IIA’s rules and guidelines.

Silexion may in the future apply to receive additional grants from the IIA. However, we cannot predict whether Silexion will be entitled to any future grants, or the amounts of any such grants.

Under the Israeli Innovation Law, research and development programs that meet specified criteria and are approved by a committee of the IIA are eligible for grants. A company that receives a royalty-bearing grant from the IIA is typically required to pay royalties to the IIA on income generated from products incorporating IIA-funded know-how (including income derived from services associated with such products and from IIA-funded know-how), up to 100% of the U.S. dollar-linked royalty-bearing grant amount plus interest.

The obligation to pay royalties is contingent on actual income generated from such products and services. In the absence of such income, no payment of royalties is required.

As of June 30, 2024, the total royalty amount that may be payable by Silexion was approximately $5.8 million ($6.4 million including interest).

Cash Flows

Cash flows for the six-month period ended June 30, 2024 and 2023

The following table summarizes Silexion’s cash flows for the periods indicated:

	Six-month period ended June 30,
	2024	2023
Cash and cash equivalents and restricted cash at beginning of the period	$4,645	$8,309
Net cash used in operating activities	(2,817)	(2,587)
Net cash provided by (used in) investing activities	(6)	505
Net cash provided by financing activities	*	522
Net decrease in cash and cash equivalents and restricted cash	$(2,823)	$(1,560)
Translation adjustments on cash and cash equivalents and restricted cash	(75)	(258)
Cash and cash equivalents and restricted cash at end of the period	$1,747	$6,491

*	Represents an amount less than $1

Cash Flows from Operating Activities

Net cash used in operating activities increased by approximately $0.2 million, or 7.7%, to $2.8 million for the six-month period ended June 30, 2024, compared to $2.6 million for the six-month period ended June 30, 2023. This increase was mainly from an increase of $0.3 million in the net loss for the six-month period ended June 30, 2024, offset by $0.1 million change in net working capital.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities decreased by $0.5 million, or 100.0%, to $0 million for the six-month period ended June 30, 2024, compared to investment of $0.5 million for the six-month period ended June 30, 2023. This decrease was mainly due to a reduction in short-term deposit in the amount of $0.5 million used for operating activities.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased by $0.5 million, or 100.0%, to approximately $0 million for the six-month period ended June 30, 2024, compared to $0.5 million the six-month period ended June 30, 2023. This decrease was mainly due to a decrease in proceeds from issuance of preferred shares which was higher in the amount of $0.5 million in the six-month period ended June 30, 2023.

Cash flows for the three-month period ended June 30, 2024 and 2023

The following table summarizes Silexion’s cash flows for the periods indicated:

	Three-month period ended June 30,
	2024	2023
Cash and cash equivalents and restricted cash at beginning of the period	$2,831	$7,924
Net cash used in operating activities	(1,065)	(1,676)
Net cash provided by (used in) investing activities	-	(2)
Net cash provided by financing activities	-	522
Net decrease in cash and cash equivalents and restricted cash	$(1,065)	$(1,156)
Translation adjustments on cash and cash equivalents and restricted cash	(19)	(277)
Cash and cash equivalents and restricted cash at the end of the period	$1,747	$6,491

Cash Flows from Operating Activities

Net cash used in operating activities decreased by approximately $0.6 million, or 35.3%, to $1.1 million for the three-month period ended June 30, 2024, compared to $1.7 million for the three-month period ended June 30, 2023. This decrease was mainly from a decrease of $0.4 million in the net loss for the three-month period ended June 30, 2024, and $0.4 million change of net working capital, offset by a decrease in non-cash financial expenses in the amount of $0.2 million.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased by $0.5 million, or 100.0%, to approximately $0 million for the three-month period ended June 30, 2024, compared to $0.5 million the three-month period ended June 30, 2023. This decrease was mainly due to a decrease in proceeds from issuance of preferred shares which was higher in the amount of $0.5 million in the three-month period ended June 30, 2023.

Funding Requirements

Silexion expects to devote substantial financial resources to our ongoing and planned activities, particularly further development of SIL-204 and as it conducts its planned pre-clinical and clinical trials.

Identifying potential product candidates and conducting pre-clinical testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and Silexion may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, Silexion’s product candidates, if approved, may not achieve commercial success. For additional information please refer to the “Risk Factors” section of the proxy statement/prospectus, including “Risks Related to Silexion’s and New Pubco’s Financial Condition and Capital Requirement — Silexion has never generated any revenue from product sales and may never be profitable” and “Risks Related to the Research and Development of Silexion’s Product Candidates — Silexion is heavily dependent on the success of its product candidates…”.

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as Silexion advances its pre-clinical studies and clinical trials. In addition, if Silexion obtains marketing approval for SIL-204 in any indication or for any other product candidate it is developing or may develop in the future, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing, and distribution. Furthermore, as a result of the Closing of the Business Combination, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding.

Our future capital requirements will depend on many factors, including:

●	Material cost.

●	Regulatory pathway; and

●	Humam clinical trial costs.

As of June 30, 2024, Silexion had cash and cash equivalents of $1.7 million. Based on Silexion’s then-current cash balance, as well as its history of operating losses and negative cash flows from operations, combined with our anticipated use of cash to, among other things, (i) fund the preclinical and clinical development of Silexion’s products, (ii) identify and develop new product candidates, and (iii) seek approval for SIL-204 and any other product candidates Silexion may develop, our management has concluded that we do not have sufficient cash to fund our operations for 12 months from the date of this Quarterly Report without additional financing, and as a result, there is substantial doubt about our ability to continue as a going concern.

In making this determination, applicable accounting standards prohibited us from considering the potential mitigating effect of plans that have not been fully implemented as of the date of Silexion’s unaudited condensed financial statements for the six-month period ended June 30, 2024, including, without limitation, the plans to consummate the Business Combination (which was completed) and to raise additional capital. Our financial information, including Silexion’s unaudited condensed financial statements for the six-month period ended June 30, 2024 included in this Quarterly Report, has been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and our unaudited condensed financial statements for the three- and six-month periods ended June 30, 2024 do not include any adjustments that may result from an unfavorable outcome of this uncertainty.

The Closing of the Business Combination was conditioned upon, among other things, the fulfillment of those conditions described in the proxy statement/prospectus under “The Business Combination Proposal — Conditions to the Closing of the Business Combination.”

We believe that following consummation of the Business Combination, we do not have cash sufficient to meet our anticipated cash requirements through the end of the fourth quarter of 2024.

We have based these estimates and expectations on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. We could not, as of the June 30, 2024 balance sheet date of the unaudited condensed financial statements for the three and six-month periods ended June 30, 2024, determine the exact level of funds that will be available to the Company upon consummation of the Business Combination. Our expected use of funds represents our intentions based upon our current plans and business condition, which could change in the future as our plans and business condition evolve and the level of funding available to the Company becomes clear. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of SIL-204 and any studies or other product candidates that Silexion pursues is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate.

Until such time, if ever, as we can generate substantial revenues from Silexion’s product sales, we expect to finance our cash needs through a combination of public and private equity offerings and debt financings, strategic alliances, collaborations, and marketing, distribution, or licensing arrangements. However, adequate additional financing may not be available to us on acceptable terms, or at all, and may be impacted by the economic climate and market conditions.

Reliance on the ELOC or other similar types of equity financings as a source of ongoing funding for our operations following the Business Combination could involve significant issuances of ordinary shares by us that could cause the following impacts (among others):

●	significant dilution to the equity interests of our current shareholders;

●	a deemed change of control of our company due to the issuance of a substantial number of ordinary shares, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in a change in the officers and directors of our company relative to our current officers and directors, to the extent any shareholders build up significant beneficial ownership from ordinary shares issued pursuant to the ELOC;

●	may have the effect of delaying or preventing a change of control of our company by diluting the share ownership or voting rights of a person seeking to obtain control; and

●	may adversely affect prevailing market prices for our ordinary shares or warrants.

Critical Accounting Policies and Estimates

For a description of Silexion’s significant accounting policies, see Note 2 to Silexion’s consolidated financial statements for the year ended December 31, 2023 included in the proxy statement/prospectus and unaudited condensed consolidated financial statements for the three- and six-month periods ended June 30, 2024 included in this Quarterly Report.

The preparation of Silexion’s consolidated financial statements for the year ended December 31, 2023 and unaudited condensed consolidated financial statements for the three- and six-month periods ended June 30, 2024 in conformity with U.S. GAAP required Silexion’s management to make estimates and assumptions in certain circumstances that affect the amounts reported in the consolidated financial statements for the year ended December 31, 2023 and unaudited condensed consolidated financial statements for the three- and six-month periods ended June 30, 2024 and related footnotes. Actual results may differ from these estimates. Silexion has based its judgments on its experience and on various assumptions that it believes to be reasonable under the circumstances.

Of Silexion’s policies, the following are considered critical to an understanding of its consolidated financial statements for the year ended December 31, 2023 and unaudited condensed consolidated financial statements for the three- and six-month periods ended June 30, 2024 as they require the application of subjective and complex judgment, involving critical accounting estimates and assumptions impacting those consolidated financial statements for the year ended December 31, 2023 and unaudited condensed consolidated financial statements for the three- and six-month periods ended June 30, 2024.

The critical accounting estimates relate to the following:

Share-Based Compensation

Share-based compensation expense related to share awards is recognized based on the fair value of the awards granted. The fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying ordinary shares (see below), the expected term of the option, and the expected volatility of the price of our ordinary shares. These estimates involve inherent uncertainties and the application of management’s judgment. The related share-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards, including awards with graded vesting and no additional conditions for vesting other than service conditions. Forfeitures are accounted for as they occur instead of estimating the number of awards expected to be forfeited.

Silexion’s use of the Black-Scholes option-pricing model requires the input of highly subjective assumptions. If factors change and different assumptions are used, Silexion’s share-based compensation expense could be materially different in the future.

We will continue to use judgment in evaluating the assumptions related to our share-based compensation on a prospective basis. As we continue to accumulate additional data related to our ordinary shares, we may refine our estimation process, which could materially impact our future share-based compensation expense.

Valuations of Instruments Convertible to Silexion Ordinary and Preferred Shares

Silexion’s preferred shares are classified as temporary equity, as they include clauses that could constitute as in-substance redemption clauses that are outside Silexion’s control. Warrants and other instruments over Silexion’s preferred shares are classified as liabilities under ASC 480 and measured at fair value, with subsequent changes in fair value recognized in the statements of operations in each period.

The fair value of Silexion’s preferred shares underlying Silexion’s convertible instruments was determined by Silexion’s board of directors, after considering contemporaneous third-party valuations and input from management. In the absence of a public trading market, Silexion’s board of directors, with input from management, exercised significant judgment and considered various objective and subjective factors to determine the fair value of Silexion’s equity including the following factors:

●	History of transactions in Silexion’s preferred shares;

●	Probability of an IPO scenario (including de SPAC transaction);

●	Probability of other liquidation events;

●	Expected time to liquidation; and

●	Expected return on equity.

The resulting equity value was then allocated to each share class based on differences in liquidation preferences of the various share classes using an Option Pricing Model (“OPM”) through the use of a series of call options and by implementing a Monte Carlo simulation. The OPM allocates the overall company value to the various share classes based on differences in liquidation preferences, using a series of call options. The OPM is appropriate to use when the range of possible future outcomes is difficult to predict. Starting from 2023, for the IPO scenario (including de SPAC transaction) Silexion utilized a probability-weighted expected return method (“PWERM”) to allocate value among the various share classes. The PWERM involves the estimation of the value of the company under multiple future potential outcomes and estimates the probability of each potential outcome. After the value of each applicable class of shares was determined, a discount for lack of marketability (“DLOM”) was applied to arrive at the fair value of the ordinary shares on a non-marketable basis. A DLOM is applied in order to reflect the lack of a recognized market for a closely held interest and the fact that a non-controlling equity interest may not be readily transferable. A market participant purchasing this share would recognize this illiquidity associated with the shares, which would reduce the overall fair market value.

In some cases, Silexion considered the amount of time between rounds of financing to determine whether to use a mid price calculation between two dates.

Upon completion of the Business Combination, our ordinary shares are publicly traded, and we rely on the closing price of our ordinary shares as reported on the date of the applicable valuations.

The fair value of the warrants for the purchase of preferred shares was calculated using the OPM as part of the allocation of the equity value to the various share classes (as described above). The critical accounting estimates for the valuation of those warrants include (a) the fair value of the underlying preferred shares, as mentioned above, and (b) volatility — based on peer companies’ volatility.

Recent Accounting Pronouncements

See Note 2 on page F-29 to Silexion’s financial statements for the year ended December 31, 2023 included in the proxy statement/prospectus for a description of recent accounting pronouncements applicable to Silexion’s financial statements for the year ended December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our funds are invested in demand-deposit interest-bearing bank accounts. The interest accruing in those accounts is subject to fluctuation based on market changes in interest rates. We do not believe that any fluctuation in market interest rates will materially impact the value of those funds in those accounts.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act.

Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from our expectations, as described in this Quarterly Report, include the risk factors described in the “Risk Factors” section of the proxy statement/prospectus and the “Risk Factors” section of the Super Form 8-K (appearing within “Item 2.01 Completion of Acquisition or Disposition of Assets—Form 10 Information” of the Super Form 8-K). As of the date of this Quarterly Report, there have been no material changes to those risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Reference is made to the disclosure set forth under “Managements’ Discussion and Analysis of Financial Condition and Results of Operations— Overview—Recent Developments Impacting Our Financial Condition and Outlook” in Part II, Item 2 of this Quarterly Report, including “Settlement of Amounts Due Under Marketing Agreement with EarlyBirdCapital”, “PIPE Financing” and “Issuance of Amended and Restated Sponsor Promissory Note” regarding the issuance and sale by the Company of certain unregistered securities, which is incorporated herein by reference. All such unregistered securities sales were made in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILEXION THERAPEUTICS CORP

Date: August 29, 2024	/s/ Ilan Hadar
	Name:	Ilan Hadar
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 29, 2024	/s/ Mirit Horenshtein-Hadar
	Name:	Mirit Horenshtein-Hadar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)