Form 10-Q
period 2024-09-30
Silexion Therapeutics Corp
filed 2024-11-14
CIK 2022416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-40073

SILEXION THERAPEUTICS CORP
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Abba Hillel Road Ramat-Gan, Israel 5250606
(Address of Principal Executive Offices, including zip code)

+972-8-6286005
(Registrant’s telephone number, including area code)

2 Ha’ma’ayan Street Modi’in-Maccabim-Reut, 7177871
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2024, 14,427,814 ordinary shares, par value $0.0001 per share, of the registrant were issued and outstanding.

SILEXION THERAPEUTICS CORP
QUARTERLY REPORT ON FORM 10-Q

i

CERTAIN TERMS

Unless otherwise stated in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”), references to:

●
“we”, “us”, “our”, “the company”, “the Company”, “our company”, “New Silexion”, or the “registrant” are to Silexion Therapeutics Corp (formerly known as Biomotion Sciences), a Cayman Islands exempted company which is filing this Quarterly Report, and, with respect to periods following the Business Combination, refers to the combined company, on a consolidated basis;

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

●	“Closing” are to the closing of the Business Combination, which occurred on August 15, 2024;

●	“combined company” are to the Company, on a consolidated basis (including its Moringa and Silexion subsidiaries), after the completion of the Business Combination;

●	“Companies Law” are to the Companies Law (2021 Revision) of the Cayman Islands, as the same may be amended from time to time;

●	“EarlyBirdCapital” are to EarlyBirdCapital, Inc., the representative of the underwriters of Moringa’s initial public offering;

●	“Exchange Act” are to the U.S. Securities Exchange Act of 1934, as amended.

●	“Business Combination Approval Meeting” are to the extraordinary general meeting of Moringa held on August 6, 2024 at which Moringa’s shareholders approved the Business Combination.

●	“initial public offering” or “IPO” are to Moringa’s initial public offering of its Class A ordinary shares, which was consummated in two closings, on February 19, 2021 and March 3, 2021;

●	“Marketing Agreement” are to the Business Combination Marketing Agreement, dated February 16, 2021, entered into by Moringa with EarlyBirdCapital in connection with the IPO;

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

●
“Moringa sponsor” or “sponsor” are to Moringa Sponsor, LP, a Cayman Islands exempted limited partnership, which served as the sponsor of Moringa, and include, where applicable, its affiliates (including Moringa’s initial shareholder, Moringa Sponsor US L.P., a Delaware limited partnership, which is a wholly-owned subsidiary of Moringa sponsor, and Greenstar, L.P., a Cayman Islands exempted limited partnership which has the same general partner as Moringa Sponsor, LP);

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

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the U.S. Securities Act of 1933, as amended;

●	“Silexion” are to Silexion Therapeutics Ltd., an Israeli company, which following the Business Combination is a wholly-owned subsidiary of New Silexion;

●	“Super Form 8-K” are to the current report on Form 8-K filed by us with the SEC on August 21, 2024;

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Quarterly Report, including statements in “Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report may include, for example, statements about:

●	our ability to recognize the expected benefits of the Business Combination;

●	our ability to maintain the listing of the ordinary shares and warrants on Nasdaq following the Business Combination;

●	our future performance, including our projected timeline for regulatory approvals of our product candidates;

●	our market opportunity;

●	our strategy, future operations, financial position, projected costs, prospects and plans;

●	our expectations regarding the time during which we will remain an emerging growth company under the JOBS Act;

●	our ability to retain or recruit officers, key employees and directors;

●	the impact of the regulatory environment and complexities with compliance related to such environment;

●	expectations regarding future partnerships or other relationships with third parties; and

●	our future capital requirements and sources and uses of cash, including our ability to obtain additional capital in the future.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. For information regarding important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Risk Factors” in the proxy statement/prospectus and to “Item 2.01 Completion of Acquisition or Disposition of Assets— Form 10 Information— Risk Factors” in the Super Form 8-K. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.report. Except as expressly required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Explanatory Note

From its formation on April 2, 2024 until the consummation of the Business Combination on August 15, 2024, New Silexion had no operations and had been formed for the sole purpose of entering into the Business Combination and serving as the publicly-traded registrant resulting from the Business Combination. Consequently, for all periods prior to, and through, August 15, 2024, the financial condition and results of operations presented herein are those of Silexion, as the accounting acquirer in the Business Combination and the predecessor entity to the Company from an accounting perspective. Consequently, our financial statements included in this Part I, Item 1 of this Quarterly Report as of, and for the three and nine-month periods ended on, September 30, 2024 and September 30, 2023, respectively, reflect:

(i)	as to the unaudited condensed consolidated balance sheets:
a.	the information of New Silexion (as the combined company following the Business Combination) as of September 30, 2024, as compared to
b.
the information of Silexion as of September 30, 2023 (as Silexion was the accounting acquirer in the Business Combination and the predecessor entity to New Silexion from an accounting perspective, whereas New Silexion was not even formed until April 2024); and

(ii)
as to each of the unaudited condensed consolidated statements of operations, unaudited condensed consolidated statements of changes in redeemable convertible preferred shares and capital deficiency, and unaudited condensed consolidated statements of cash flows:

a.
for the periods from January 1, 2024 (for the nine-month results) or July 1, 2024 (for the three-month results) through August 15, 2024 (the date of the Business Combination), the results of Silexion (which was the accounting acquirer in the Business Combination and the predecessor entity to New Silexion), and, for the remaining period from August 16, 2024 through September 30, 2024, the results of the combined company, as compared to

b.
for the three- and nine- month periods beginning on January 1, 2023 or July 1, 2023 and ended, in each case, on September 30, 2023, the results of Silexion (as the accounting acquirer in the Business Combination and the predecessor entity to New Silexion).

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

SILEXION THERAPEUTICS CORP
INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31
	2024	2023
	U.S. dollars in thousands
Assets
CURRENT ASSETS:
Cash and cash equivalents	$1,973	$4,595
Restricted cash	50	25
Prepaid expenses	944	335
Other current assets	80	24
TOTAL CURRENT ASSETS	3,047	4,979

NON-CURRENT ASSETS:
Restricted cash	-	25
Long-term deposit	5	5
Property and equipment, net	35	49
Operating lease right-of-use asset	-	198
TOTAL NON-CURRENT ASSETS	40	277
TOTAL ASSETS	$3,087	$5,256

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31
	2024	2023
	U.S. dollars in thousands
Liabilities and redeemable convertible preferred shares, net of capital deficiency
CURRENT LIABILITIES:
Trade payables	$799	$319
Current maturities of operating lease liability	-	112
Warrants to preferred shares (including $0 and $186 due to related party, as of September 30, 2024 and December 31, 2023, respectively)	-	200
Employee related obligations	687	207
Accrued expenses and other account payable	1,858	1,358
Private warrants to purchase ordinary shares	10	-
Underwriters Promissory Note	229	-
TOTAL CURRENT LIABILITIES	3,583	2,196

NON-CURRENT LIABILITIES:
Long-term operating lease liability	-	59
Underwriters Promissory Note	977	-
Promissory note - related party	3,106	-

TOTAL NON-CURRENT LIABILITIES	$4,083	$59

TOTAL LIABILITIES	$7,666	$2,255

COMMITMENTS AND CONTINGENT LIABILITIES
REDEEMABLE CONVERTIBLE PREFERRED SHARES AND NON-CONTROLLING INTERESTS:
Convertible Series A Preferred Shares (NIS 0.01 par value, 0 and 510,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 0 and 388,088 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively);

Convertible Series A-1 Preferred Shares (NIS 0.01 par value per share, 0 and 120,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 0 and 91,216 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively);

Convertible Series A-2 Preferred Shares (NIS 0.01 par value per share, 0 and 200,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 0 and 45,458 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively);

Convertible Series A-3 Preferred Shares (NIS 0.01 par value per share, 0 and 80,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively 0 and 63,331 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively);

Convertible Series A-4 Preferred Shares (NIS 0.01 par value per share, 0 and 815,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 0 and 21,717** shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively);

TOTAL REDEEMABLE CONVERTIBLE PREFERRED SHARES	-	15,057

CONTINGENTLY REDEEMABLE NON-CONTROLLING INTERESTS	-	3,420

TOTAL REDEEMABLE CONVERTIBLE PREFERRED SHARES AND CONTINGENTLY REDEEMABLE NON-CONTROLLING INTERESTS	$-	$18,477

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	U.S. dollars in thousands
CAPITAL DEFICIENCY:

Ordinary shares ($0.0001 par value per share, 200,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 11,180,031 and 873,665 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	1	*
Additional paid-in capital	37,003	11,335
Accumulated deficit	(41,583)	(26,811)
TOTAL CAPITAL DEFICIENCY	$(4,579)	$(15,476)

TOTAL REDEEMABLE CONVERTIBLE PREFERRED SHARES AND CONTINGENTLY REDEEMABLE NON-CONTROLLING INTERESTS, NET OF CAPITAL DEFICIENCY	$(4,579)	$3,001
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED SHARES AND NON-CONTROLLING INTEREST NET OF CAPITAL DEFICIENCY	$3,087	$5,256

* Represents an amount less than $1
** Net of 121,119 treasury shares held by the subsidiary as of December 31, 2023

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended September 30		Three months ended September 30,
	2024	2023	2024	2023
	U.S. dollars in thousands	U.S. dollars in thousands	U.S. dollars in thousands
OPERATING EXPENSES:
Research and development (including $1,796 and $51 from related party for the nine months period ended September 30, 2024 and 2023, respectively, and including $1,762 and $17 from related party for the three months period ended September 30, 2024 and 2023, respectively)	$4,944	$2,451	$3,217	$535
General and administrative (including $2,972 and $36 from related party for the nine months period ended September 30, 2024 and 2023, respectively, and including $2,948 and $12 from related party for the three months period ended September 30, 2024 and 2023, respectively)	5,727	502	4,819	196
TOTAL OPERATING EXPENSES	10,671	2,953	8,036	731
OPERATING LOSS	10,671	2,953	8,036	731
Financial expenses (income), (including $(47) and $40 from related party for the nine months period ended September 30, 2024 and 2023, respectively, and including $(182) and $40 from related party for the three months period ended September 30, 2024 and 2023, respectively)	4,092	449	3,822	72
LOSS BEFORE INCOME TAX	$14,763	$3,402	$11,858	$803
INCOME TAX	9	26	2	6
NET LOSS	$14,772	$3,428	$11,860	$809

Attributable to:
Equity holders of the Company	$14,696	$3,214	$11,851	$787
Non-controlling interests	76	214	9	22
	$14,772	$3,428	$11,860	$809

LOSS PER SHARE, BASIC AND DILUTED	$5.60	$3.20	$2.03	$0.78

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE	2,622,655	1,005,531	5,828, 109	1,005,531

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES AND CAPITAL DEFICIENCY
(U.S. dollars in thousands, except per share data)

	Redeemable Convertible Preferred Shares											Ordinary shares			Additional paid-in Capital	Accumulated deficit	Total capital deficiency	Total redeemable convertible preferred shares and contingently redeemable non-controlling interests, net of capital deficiency
	Series A preferred shares		Series A-1 preferred shares		Series A-2 preferred shares		Series A-3 preferred shares		Series A-4 preferred shares		Contingently redeemable non-controlling interests
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares		Amount
BALANCE AT JANUARY 1, 2023	388,088	$7,307	91,216	$2,392	45,458	$2,264	63,331	$2,683	-	-	$3,586	873,665		*	$11,204	$(21,869)	$(10,665)	$7,567
CHANGES DURING THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2023 (unaudited):
Issuance of Preferred A-4 shares, net of issuance cost									21,717	$411					1		1	412
Share-based compensation															96		96	96
Net loss											(214)					(3,214)	(3,214)	(3,428)
BALANCE AS OF SEPTEMBER 30, 2023	388,088	$7,307	91,216	$2,392	45,458	$2,264	63,331	$2,683	21,717	$411	$3,372	873,665		*	$11,301	$(25,083)	$(13,782)	$4,647

BALANCE AT JANUARY 1, 2024	388,088	$7,307	91,216	$2,392	45,458	$2,264	63,331	$2,683	21,717	$411	$3,420	873,665		*	$11,335	$(26,811)	$(15,476)	$3,001
CHANGES DURING THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2024 (unaudited):
Exercise of options												124,020	**	*	*			*
Share-based compensation												707,905		*	5,862		5,862	5,862
Issuance of convertible preferred shares upon net exercise of warrants			1,257						8,320	334		-		-	-		-	334
Net loss											(76)				76	(14,772)	(14,696)	(14,772)
Conversion of convertible preferred shares and noncontrolling interests upon the effectiveness of the SPAC Merger (see Note 1(d))	(388,088)	$(7,307)	(92,473)	$(2,392)	(45,458)	$(2,264)	(63,331)	$(2,683)	(30,037)	$(745)	$(3,344)	4,302,651		1	18,734		18,735	-
Issuance of ordinary shares upon Transactions (see Note 1(d))												3,756,372		*			*	*
Issuance of ordinary shares for ELOC holders												1,415,418		*	996		996	996
BALANCE AS OF SEPTEMBER 30, 2024	-	-	-	-	-	-	-	-	-	-	-	11,180,031		$1	$37,003	$(41,583)	$(4,579)	$(4,579)

* Represents an amount less than $1
** Represents fully vested pre-funded options for the Company’s ordinary shares at an exercise price of $0.003 or 0.0007 NIS per share

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES AND CAPITAL DEFICIENCY
(U.S. dollars in thousands, except per share data)

	Redeemable Convertible Preferred Shares											Ordinary shares		Additional paid-in Capital	Accumulated deficit	Total capital deficiency	Total redeemable convertible preferred shares and contingently redeemable non-controlling interests, net of capital deficiency
	Series A preferred shares		Series A-1 preferred shares		Series A-2 preferred shares		Series A-3 preferred shares		Series A-4 preferred shares		Contingently redeemable non-controlling interests
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount
BALANCE AT JUNE 30, 2023	388,088	$7,307	91,216	$2,392	45,458	$2,264	63,331	$2,683	21,717	$411	$3,394	873,665	*	$11,269	$(24,296)	$(13,027)	$5,424
CHANGES DURING THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2023 (unaudited):
Issuance of Preferred A-4 shares, net of issuance cost
Share-based compensation														32		32	32
Net loss											(22)				(787)	(787)	(809)
BALANCE AS OF SEPTEMBER 30, 2023	388,088	$7,307	91,216	$2,392	45,458	$2,264	63,331	$2,683	21,717	$411	$3,372	873,665	*	$11,301	$(25,083)	$(13,782)	$(4,647)

BALANCE AT JUNE 30, 2024	388,088	$7,307	91,216	$2,392	45,458	$2,264	63,331	$2,683	21,717	$411	$3,353	997,685	*	$11,399	$(29,656)	$(18,257)	$153
CHANGES DURING THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2024 (unaudited):
Share-based compensation												707,905	*	5,798		5,798	5,798
Issuance of convertible preferred shares upon net exercise of warrants			1,257						8,320	334				-		-	334
Net loss											(9)			76	(11,927)	(11,851)	(11,860)
Conversion of convertible preferred shares and noncontrolling interests upon the effectiveness of the SPAC Merger (see Note 1(d))	(388,088)	$(7,307)	(92,473)	$(2,392)	(45,458)	$(2,264)	(63,331)	$(2,683)	(30,037)	$(745)	$(3,344)	4,302,651	1	18,734		18,735	-
Issuance of ordinary shares upon Transactions (see Note 1(d))												3,756,372	*	*		*	*
Issuance of ordinary shares for ELOC holders, net of issuance cost, see Note 3(d)												1,415,418	*	996		996	996
BALANCE AS OF SEPTEMBER 30, 2024	-	-	-	-	-	-	-	-	-	-	-	11,180,031	$1	$37,003	$(41,583)	$(4,579)	$(4,579)

* Represents an amount less than $1

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,		Three months ended September 30
	2024	2023	2024	2023
	U.S. dollars in thousands		U.S. dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,772)	$(3,428)	$(11,860)	$(809)
Adjustments required to reconcile loss to net cash used in operating activities:
Depreciation	37	39	22	10
Share-based compensation expenses	5,862	96	5,798	32
Non-cash financial expenses	3,968	365	3,749	108
Gain on disposal of property and equipment	-	(1)	-	(1)
Loss from lease termination	68	-	68	-

Changes in operating assets and liabilities:
Increase (decrease) in prepaid expenses	(609)	(200)	(417)	(198)
Increase (decrease) in other receivables	(59)	15	(17)	24
Increase (decrease) in trade payable	479	74	517	131
Net change in operating lease	(40)	(7)	(44)	(2)
Increase (decrease) in employee related obligations	480	(75)	436	(13)
Increase (decrease) in accrued expenses	(884)	(150)	(905)	33
Net cash used in operating activities	(5,470)	(3,272)	(2,653)	(685)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from short-term deposit	-	507	-	-
Purchase of property and equipment	(22)	(8)	(16)	(6)
Proceeds from Sale of property and equipment	-	78	-	78
Net cash provided by (used in) investing activities	(22)	577	(16)	72

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred shares and warrants, net of issuance costs	-	522	-	-
Proceeds from issuance of ordinary shares (ELOC)	620	-	620	-
Cash received from Transactions upon the effectiveness of the SPAC Merger	2,300	-	2,300	-
Net cash provided by financing activities	2,920	522	2,920	-

DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(2,572)	(2,173)	251	(613)
EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(50)	(324)	25	(66)
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	4,645	8,309	1,747	6,491
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	2,023	$5,812	2,023	5,812

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,		Three months ended September 30
	2024	2023	2024	2023
	U.S. dollars in thousands		U.S. dollars in thousands
Appendix A – RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH REPORTED IN THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	1,973	5,764	1,973	5,764
Restricted cash	50	48	50	48
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH SHOWN IN STATEMENT OF CASH FLOWS	$2023	$5,812	$2023	$5,812

Appendix B - SUPPLEMENTARY INFORMATION:
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Operating lease termination	$(55)	$-	$(55)	$-
Conversion of preferred shares	$15,058	$-	$15,058	$-
Conversion of warrants to preferred shares on a cashless basis	$334	$-	$334	$-
Conversion of non-controlling interests	$3,344	$-	$3,344	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest received	$25	$120	$-	$42

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands)

NOTE 1  - GENERAL:

a.
Silexion Therapeutics Corp (“New Silexion”) (hereinafter -"the Company" or the “combined company”)  is a newly formed entity that was formed for the purpose of effecting the Transactions (see below), and now serves as a publicly-traded holding company of its subsidiaries — including Moringa Acquisition Corp (“Moringa” or “the SPAC”), a Cayman Islands exempted company and Silexion Therapeutics Ltd. (formerly known as Silenseed Ltd.) (“Silexion”), an Israeli limited company— after the closing of the Transactions (the “Closing”).

b.
Financial Information Presented:

From its formation on April 2, 2024 until the consummation of the Transactions on August 15, 2024, the Company had no operations and had been formed for the sole purpose of entering into the Transactions and serving as the publicly-traded company following the Transactions. Silexion, on the other hand, as the accounting acquirer in the Transactions and the predecessor entity to the Company from an accounting perspective, had active operations during earlier periods of time, prior to the Transactions. Consequently, these financial statements reflect the information of Silexion (as the predecessor entity to the Company) until August 15, 2024 and the information of New Silexion (as the combined company following the Transactions) from that date forward.

c.	Subsidiaries: The Company has three subsidiaries as of September 30, 2024:
1.
Silenseed (China) Ltd. On April 28, 2021, Silexion (as the predecessor entity to the Company) signed an agreement with Guangzhou Sino-Israel Biotech Investment Fund (“GIBF”) to establish a new company in China. On June 15, 2021 a company was established in China, named Silenseed (China) Ltd. (hereinafter - the "Subsidiary"). As of September 30, 2024, following transfer of all interests in the Subsidiary to the Company as part of the Transactions, the Company owns (directly or indirectly) 100% of the shares of the Subsidiary. The Subsidiary has no significant operations as of September 30, 2024 (see Note c).

2.
Moringa. Prior to the Transactions, Moringa’s  class A ordinary shares and warrants were listed for trading on the Nasdaq Capital Market (Nasdaq: MACA and MACAW). As part of the Transactions, Moringa merged with a wholly-owned subsidiary of the Company and now serves as an inactive, wholly-owned subsidiary of the Company.

3.
Silexion. Silexion was incorporated in Israel and began its operations on November 30, 2008. Since its incorporation, Silexion has been engaged in one operating segment - the research and development of innovative treatments for pancreatic cancer based on siRNAs, aiming to stop the production of a specific pancreatic cancer-causing protein known as the KRAS mutation. Silexion’s long-lived assets are located in Israel.

4.	The Company, the Subsidiary, Moringa and Silexion are together referred to hereinafter as “the Group”.

d.
On April 3, 2024, Silexion entered into an Amended and Restated Business Combination Agreement (hereinafter, “A&R BCA”) with the SPAC, New Silexion, August M.S. Ltd. an Israeli company and wholly-owned subsidiary of New Silexion (“Merger Sub 1”), and Moringa Acquisition Merger Sub Corp, a Cayman Islands exempted company and wholly-owned subsidiary of New Silexion (“Merger Sub 2”). Under the A&R BCA, both Silexion and the SPAC were toi become wholly-owned subsidiaries of New Silexion, which was to become  a publicly-held, Nasdaq-listed entity (the A&R BCA and related transactions: the “Transactions”).

On August 15, 2024, the parties completed the Transactions pursuant to which Merger Sub 2 merged with and into the SPAC, with the SPAC continuing as the surviving company of such merger and a wholly-owned subsidiary of New Silexion (the “SPAC Merger”), and Merger Sub 1 merged with and into Silexion, with Silexion continuing as the surviving company of such merger and a wholly-owned subsidiary of New Silexion (the “Acquisition Merger”).

Upon the effectiveness of the SPAC Merger, each outstanding SPAC Class A ordinary share and the sole outstanding SPAC Class B ordinary share was converted into an ordinary share of New Silexion on a one-for-one basis. Each outstanding warrant to purchase one SPAC Class A ordinary share was converted into a warrant to purchase one New Silexion ordinary share, at the same exercise price. Upon the effectiveness of the Acquisition Merger, each outstanding ordinary share and each outstanding preferred share of Silexion was converted into 3.9829 shares of New Silexion (the “Silexion Equity Exchange Ratio”). Each outstanding Silexion warrant and Silexion option to purchase one Silexion share, and Silexion restricted share unit (RSU) that may be potentially settled for one Silexion share, was to become exercisable for, or became subject to settlement for (as applicable), such number of New Silexion ordinary shares as were equal to the Silexion Equity Exchange Ratio. The exercise price per New Silexion ordinary share of each such converted Silexion option and Silexion warrant was to be adjusted based on dividing the existing per share exercise price by the Silexion Equity Exchange Ratio. The terms of vesting, exercise and/or settlement, as applicable, of such converted options, warrants and RSUs were to remain the same following such conversion, except that the vesting of each Silexion option was to accelerate immediately prior to the Acquisition Merger, such that the New Silexion option into which it was to be converted was to be fully vested, and all Silexion warrants were to be exercised (on a cashless basis) immediately prior to the Acquisition Merger.

SILEXION THERAPEUTICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(U.S. dollars in thousands)

NOTE 1  - GENERAL (continued):

Immediately prior to the Closing seven directors were elected to New Silexion’s board of directors, of whom five were designated by Silexion and two were designated by the SPAC’s sponsor (the “Sponsor”).

The A&R BCA also required, as a closing condition, the transfer of the remaining outstanding shares of the Subsidiary held by GIBF to Silexion prior to the closing of the Business Combination in exchange for the issuance to GIBF of shares of Silexion, which were to be converted into ordinary shares of New Silexion in accordance with the Silexion Equity Exchange Ratio upon the closing.

e.
In connection with the closing of the Transactions, the ordinary shares and warrants of New Silexion are now listed on the Nasdaq Global Market and began trading under the symbols “SLXN” and “SLXNW”, respectively.

f.	For more information on instruments issued as part of the Transactions, see Note 3.

g.
The Transactions were accounted for as a reverse recapitalization in accordance with US GAAP. Under this method of accounting, Silexion was treated as the accounting acquirer and the SPAC was treated as the “acquired” company for financial reporting purposes. Silexion was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

•       Silexion’s shareholders were to hold approximately 61.55% of the outstanding voting interests in New Silexion upon the closing of the Transactions;
•       Silexion’s senior management were to comprise the senior management of New Silexion;
•       the directors nominated by Silexion were to constitute a majority of the board of directors of New Silexion (five out of seven of the initial directors);
•       Silexion’s operations were to comprise the ongoing operations of New Silexion; and
•       Silexion’s name was to be the name used by New Silexion (in replacement of Biomotion Sciences).

Under the reverse recapitalization accounting method, the Transactions were deemed to be the equivalent of a capital transaction in which Silexion issued shares for the net assets of the SPAC. The net assets of the SPAC were stated at fair value, with no goodwill or other intangible assets recorded. Operations prior to the Transactions are those of Silexion.

In accordance with the applicable guidance to reverse recapitalization, the equity structure has been retroactively adjusted in all comparative periods up to the date of the Closing (the “Closing Date”), to reflect the number of New Silexion’s Ordinary Shares, $0.0001 par value per share issued to legacy Silexion shareholders in connection with the reverse recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to legacy Silexion shareholders prior to the reverse recapitalization have been retroactively restated as shares reflecting the exchange ratio established pursuant to the Transactions. In conjunction with the reverse recapitalization, Silexion’s Ordinary Shares underwent a 1-for-3.9829 conversion.

SILEXION THERAPEUTICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(U.S. dollars in thousands)

NOTE 1  - GENERAL (continued):

h.
In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against Hamas and other terrorist organizations.

In parallel, there have been continued hostilities along Israel’s northern border, as the Hezbollah terrorist organization based in Lebanon has conducted rocket, drone, and, more recently, missile attacks against Israel. The hostilities with Hezbollah have escalated recently, prompting Israel to send its ground forces into southern Lebanon to destroy terrorist positions and infrastructure used by Hezbollah for attacks on northern and central Israel, which had caused the displacement of residents in northern Israel since early in the war. There have also been rocket, drone and missile attacks against Israel by the Houthi movement in Yemen and from Iran.

The Company’s headquarters are located in the central region of Israel. As of the issuance date of these consolidated financial statements, these conflicts have not had a material impact on the Company’s results of operations or financial position, if at all. The Company cannot currently predict the intensity or duration of Israel’s war, however, as most of the Company’s trials are not executed in Israel, the Company does not believe the recent terrorist attack and the subsequent escalation will have any material impact on its ongoing operations. The Company continues to monitor its ongoing activities and will make any needed adjustments to ensure continuity of its business, while supporting the safety and well-being of its employees.

Any hostilities involving Israel, or the interruption or curtailment of trade within Israel or between Israel and its trading partners could adversely affect the Company’s operations and results of operations and could make it more difficult for the Company to raise capital.

i.	Going concern:

Since its inception, the Company (and, prior to the Transactions, its predecessor, Silexion) has devoted substantially all its efforts to research and development, clinical trials, and capital raising activities. The Company is still in its development and clinical stage and has not yet generated revenues.

The Company (or, for those periods prior to the Transactions, its predecessor, Silexion) has incurred losses of $14,772 and $5,108 for the nine-months period ended on September 30, 2024 and for the year ended December 31, 2023, respectively. During the nine-month period ended on September 30, 2024, the Company (including Silexion, for periods prior to the Transactions) had negative operating cash flows of $5,470. As of September 30, 2024, the Company had cash and cash equivalents of $1,973. On August 15, 2024, Silexion completed a business combination with the SPAC.

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

Under these circumstances, in accordance with the requirements of ASC 205-40, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for at least 12 months from the date these financial statements are issued. The unaudited condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern (see Note 1 (d)).

SILEXION THERAPEUTICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(U.S. dollars in thousands)

NOTE 2  - SIGNIFICANT ACCOUNTING POLICIES:

a.	Unaudited Condensed Financial Statements

The accompanying condensed financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial statements and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2024, and the consolidated results of operations, statements of changes in redeemable convertible preferred shares and capital deficiency and cash flows for the nine-month and three-month periods ended September 30, 2024 and 2023.

The consolidated results for the nine-months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Silexion as of and for the year ended December 31, 2023, which were included in the final proxy statement /prospectus filed by the Company with the SEC pursuant to Rule 424 (b)(3) under the Securities Act on July 17, 2024. The significant accounting policies adopted and used in the preparation of the financial statements are consistent with those of the previous financial year.

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

As of September 30, 2024 and December 31, 2023, the Company pledged an amount of $25 in favor of a bank as collateral for guarantees provided to secure the lease payments.

The Company is required to hold a minimum amount of NIS 85 in its bank account in order to maintain availability of a credit line from its credit card company.

SILEXION THERAPEUTICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(U.S. dollars in thousands)

NOTE 2  - SIGNIFICANT ACCOUNTING POLICIES (continued):

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

The Company calculates loss per share using the two-class method required for participating securities. This method entails allocating income available to ordinary shareholders for the period between ordinary shares and participating securities based on their respective rights to receive dividends as if all income for the period had been distributed. Basic loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the year, and fully vested pre-funded options for the Company’s ordinary shares at an exercise price of $0.003 or 0.0007 NIS per share. The Company considers these shares to be exercisable for little to no additional consideration. The Company also considers its redeemable convertible preferred shares to be participating securities as the holders of the redeemable convertible preferred shares would be entitled to dividends that would be distributed to the holders of ordinary shares, on a pro-rata basis assuming conversion of all redeemable convertible preferred shares into ordinary shares. However, these participating securities do not contractually require the holders to participate in the Company’s losses. Consequently, net loss for the periods presented was not allocated to the Company’s participating securities.

The Ordinary Shares issued as a result of the Redeemable Convertible Preferred Shares conversion on the Closing Date were included in the basic net loss per share calculation on a prospective basis.

g.	Contracts over Ordinary Shares

When the Company becomes party to freestanding convertible instruments, the Company first analyzes the provisions of ASC 480 in order to determine whether the instrument should be classified as a liability, with subsequent changes in fair value recognized in the statements of operations in each period. Warrants to purchase Ordinary Shares are not within the scope of ASC 480, and as such the Company further analyzes the provisions of ASC 815-40 in order to determine whether the contract should be classified within equity or classified as a liability, with subsequent changes in fair value recognized in the statements of operations in each period.

SILEXION THERAPEUTICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(U.S. dollars in thousands)

NOTE 2  - SIGNIFICANT ACCOUNTING POLICIES (continued):

Under ASC 815-40, contracts that are not indexed to the Company’s own stock are classified as liabilities recorded at fair value, As such, the Company classifies private warrants (see Note 3(e)) as liabilities and measures them at their fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the private warrants are exercised or expire, or upon reassessment of classification. Similarly the Company classifies the ELOC Agreement entered into (see Note 3(d)) as a derivative instrument measured at fair value at each reporting period, as settlement provisions under this agreement are not indexed to the Company’s own stock.

The Company reassesses the classification of a contract over its own equity under the guidance above at each balance sheet date. If classification changes as a result of events during the reporting period, the Company reclassifies the contract as of the date of the event that caused the reclassification. When a contract over own equity is reclassified from a liability to equity, gains or losses recorded to account for the contract at fair value during the period that the contract was classified as a liability are not reversed, and the contract is marked to fair value immediately before the reclassification. The Redeemable Convertible Preferred Shares were converted into Ordinary Shares in the framework of the recapitalization transaction as described in note 1(d).

h.	Promissory Notes

Under the Fair Value Option Subsection of ASC Subtopic 825-10, the Company has an irrevocable option to designate certain financial liabilities at fair value on an instrument-by-instrument basis, with changes in fair value reported in the statement of operations. The Company designated Promissory Notes issued as part of the Transactions under the fair value option. See Note 3(a) and (b).

i.	New accounting pronouncements:

Recently issued accounting standards not yet adopted:

1)
In November 2023, the FASB issued ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU improves reportable segments disclosure requirements, primarily through enhanced disclosures about significant segment expenses.  The ASU also require that a public entity that has a single reportable segment to provide all the disclosures required by the amendments and all existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating this ASU to determine its impact on the Company's segment disclosures.

2)
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The ASU will be effective for fiscal years beginning after December 15, 2025, and allows adoption on a prospective basis, with a retrospective option. The Company is in the process of assessing the impacts and method of adoption.

3)
In November 2024, the FASB issued ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The ASU improves the disclosures about a public business entity’s expenses and provides more detailed information about the types of expenses in commonly presented expense captions. The amendments require that at each interim and annual reporting period an entity will, inter alia, disclose amounts of purchases of inventory, employee compensation, depreciation and amortization included in each relevant expense caption (such as cost of sales, SG&A and research and development). The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

SILEXION THERAPEUTICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(U.S. dollars in thousands)

NOTE 3 – FINANCIAL INSTRUMENTS ISSUED AND ASSUMED IN TRANSACTIONS

a.	Underwriters Promissory Note

Prior to the Closing, Moringa reached agreement with EarlyBird Capital, Inc. (“EarlyBird”) on the reduction, to $1,600, in the aggregate, of the fee payable to EarlyBird under the Marketing Agreement entered into by Moringa with EarlyBird at the time of Moringa’s initial public offering (“IPO”). At the Closing, Moringa paid $350 of cash to EarlyBird from its Trust Account and New Silexion issued to EarlyBird a convertible promissory note, due December 31, 2025, in an amount of $1,250 to be paid by New Silexion to EarlyBird in cash or via conversion of outstanding amounts into ordinary shares of New Silexion (the “EarlyBird Convertible Note”).

The EarlyBird Convertible Note bears interest at a rate of 6% per annum and matures on December 31, 2025. If not repaid on or prior to that maturity date or such earlier date as to which the repayment obligation may be accelerated under the note, or not converted in accordance with the terms thereof, the rate of interest applicable to the unpaid principal amount would be adjusted to (15%) per annum. New Silexion is required to make mandatory prepayments on the note in amounts equal to 10% of the gross proceeds received by New Silexion from any equity financings consummated by it prior to the maturity date.

New Silexion is entitled to voluntarily prepay any additional part of, or all of, the principal and accrued interest, in one or more installments without penalty, prior to the maturity date.

EarlyBird, in turn, may elect, at its sole discretion, at any time on or prior to the maturity date, to elect to convert all or part of the then outstanding principal and/or accrued interest under the EarlyBird Convertible Note into New Silexion ordinary shares, at a per share conversion price equal to 95% of the volume weighted average price of a New Silexion ordinary share for the five trading days immediately prior to the date of New Silexion’s receipt of a conversion notice.

As of the date of this report, the Company repaid $100 of the EarlyBird Convertible Note as a result of the share issuance under the ELOC Agreement; see Note 3(d).

b.	Sponsor Promissory Note

Effective as of the Closing, New Silexion issued to the Sponsor in replacement in their entirety of all previously existing promissory notes issued by Moringa to the Sponsor from its IPO until the Closing, an amended and restated promissory note (the “A&R Sponsor Promissory Note”) in an amount of $3,433. This reflected the total amount owed by Moringa to the Sponsor through the Closing Date. The maturity date of the A&R Sponsor Promissory Note is the 30-month anniversary of the Closing Date (i.e., February 15, 2027). Amounts outstanding under the A&R Sponsor Promissory Note may be repaid (unless otherwise decided by New Silexion) only by way of conversion into New Silexion ordinary shares (“Note Shares”). New Silexion and the Sponsor may also convert amounts outstanding under the A&R Sponsor Promissory Note at the price per share at which New Silexion conducts an equity financing following the Closing, subject to a minimum conversion amount of $100, in an amount of Note Shares constituting up to thirty percent (30%) of the number of New Silexion ordinary shares issued and sold by New Silexion in such equity financing. The Sponsor may also elect to convert amounts of principal outstanding under the note into New Silexion ordinary shares at any time following the 24-month anniversary of the Closing Date, subject to a minimum conversion of $10, at a price per share equal to the volume weighted average price of the New Silexion ordinary shares on the principal market on which they are traded during the 20 consecutive trading days prior to the conversion date.

As of the date of this report, the Company has neither repaid, nor converted into New Silexion ordinary shares, any principal amounts outstanding under the Sponsor Promissory Note.

c.	PIPE Financing

In connection with, and immediately prior to the Closing of the Transactions, Moringa raised $2,000 via a private investment in public entity financing (the “PIPE Financing”), whereby Moringa sold to Greenstar, LP, an affiliate of the Moringa Sponsor (the “PIPE Investor”), 200,000 newly issued Moringa ordinary shares at a price of $10.00 per share, pursuant to a subscription agreement, dated as of August 15, 2024, by and among Moringa, New Silexion and the PIPE Investor (the “PIPE Agreement”). Those 200,000 shares automatically converted upon the Closing of the Transactions into an equivalent number of New Silexion ordinary shares (the “PIPE Shares”).

SILEXION THERAPEUTICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(U.S. dollars in thousands)

NOTE 3 - FINANCIAL INSTRUMENTS ISSUED AND ASSUMED IN TRANSACTIONS (continued):

d.	ELOC Financing

In connection with the Closing, New Silexion entered into an ordinary share purchase agreement, effective as of the Closing Date (the “ELOC Agreement”), for an equity line of credit (the “ELOC”) with White Lion Capital, LLC (the “ELOC Investor”), whereby New Silexion will be able to request to sell to the ELOC Investor, and the ELOC Investor will be required to purchase, via private placement transactions, up to $15,000 of New Silexion ordinary shares from time to time after the Closing, up until December 31, 2025 (unless the agreement is terminated sooner), subject to certain limitations and conditions as described therein. The number of New Silexion ordinary shares that New Silexion may require the ELOC Investor to purchase in any single sales notice will depend on a number of factors, including the type of purchase notice that New Silexion delivers.  Similarly, the purchase price to be paid by the ELOC Investor for any shares that New Silexion requires it to purchase will depend on the type of sales notice that New Silexion delivers.

Purchase price is determined with reference to either the lowest daily volume-weighted average price of the Company’s Ordinary Shares during a period of three consecutive business days ending on the notice date times 97% or lowest traded price of the Company’s Ordinary Shares on the notice date.

Pursuant to the ELOC Agreement, New Silexion agreed, among other things, that if New Silexion’s sales to the ELOC Investor under the ELOC exceed 19.99% of New Silexion’s total number of ordinary shares outstanding, New Silexion will seek the approval of its shareholders for the issuance of any New Silexion ordinary shares under the ELOC in excess of that amount, in accordance with the Nasdaq Listing Rules, subject to certain exceptions based on the price of the New Silexion ordinary shares to be sold in excess of that limit.

In consideration for the commitments of the ELOC Investor, New Silexion agreed to issue to the ELOC Investor an aggregate of $337.5 of New Silexion ordinary shares (the “ELOC Commitment Shares”). On September 18, 2024 the Company issued 365,418 ordinary shares to White Lion LLC as the Commitment Shares. Issuance expenses amounted to $52.

During the three months ended September 30, 2024, the Company sold 1,050,000 ordinary shares under the ELOC at an average price of $0.695 per share, net of fees of approximately $20. The net proceeds from those sales were $620. For further information see Note 11

e.	SPAC Warrants

On the Closing Date, Moringa, New Silexion and Continental Stock Transfer & Trust Company (“CST”) entered into a certain Assignment, Assumption and Amendment Agreement (the “New Warrant Agreement”). The New Warrant Agreement amended Moringa’s Warrant Agreement, dated as of February 19, 2021, to provide for the assignment by Moringa of all its rights, title and interest in the warrants of Moringa to New Silexion.

Upon Closing, New Silexion assumed 5,750,000 warrants sold by Moringa in its IPO (“Public Warrants”) and 190,000 warrants sold by Moringa to the Sponsor and EarlyBird concurrently with its IPO (the “Private Warrants”, and together with the Public Warrants, the “Warrants”). Each such Warrant entitles the holder thereof to purchase one Ordinary Share of New Silexion of $11.50 per share, subject to adjustment. No fractional shares will be issued upon exercise of the Warrants. Each Warrant became exercisable 30 days after the Closing and will expire after five years after the completion of the Closing or earlier upon redemption (only in the case of the Public Warrants) or liquidation.

Once the Public Warrants became exercisable, the Company may redeem them in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last reported sale price of the Company’s ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Public Warrant holders.

The Company recognized a net liability, measured at fair value through profit or loss, from the Transactions (see also Note 2). As such, transaction costs related to the Transactions were expensed as incurred.

SILEXION THERAPEUTICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(U.S. dollars in thousands)

NOTE 3 - FINANCIAL INSTRUMENTS ISSUED AND ASSUMED IN TRANSACTIONS (continued):

The Private Warrants are identical to the Public Warrants except that, for so long as they are held by the Sponsor, EarlyBird or their respective affiliates, the Private Warrants: (1) will not be redeemable by the Company; (2) could not (subject to certain limited exceptions), be transferred, assigned or sold by the holders thereof until 30 days after the Closing; (3) may be exercised by the holders thereof on a cashless basis; and (4) are entitled to registration rights.

NOTE 4 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Statement of operations:

a.	Research and development expenses:

	Nine months ended September 30,		Three months ended September 30
	2024	2023	2024	2023
	U.S. dollars in thousands		U.S. dollars in thousands
Payroll and related expenses	$928	$729	$453	$198
Share-based compensation expenses	2,424	57	2,385	19
Subcontractors and consultants	1,425	1,444	297	236
Materials	3	16	-	-
Rent and maintenance	106	124	57	46
Travel expenses	13	27	-	-
Other	45	54	25	36
	$4,944	$2,451	$3,217	$535

b.	General and administrative expenses:

Payroll and related expenses	$856	$190	$575	$71
Share-based compensation expenses	3,438	39	3,413	13
Professional services	1,053	79	605	51
Depreciation	37	39	22	10
Rent and maintenance	90	67	18	25
Patent registration	25	18	-	2
Travel expenses	72	31	56	15
Other	156	39	130	9
	$5,727	$502	$4,819	$196

c.	Financial expense, net:

Change in fair value of financial liabilities measured at fair value	$(919)	$(3)	$(1,064)	$-
Issuance costs	52	47	52	44
Loss upon entering Transactions	4,783	-	4,783	-
Interest income	(25)	(120)	-	(42)
Foreign currency exchange loss, net	196	520	48	69
Other	5	5	3	1
Total financial expense, net	$4,092	$449	$3,822	$72

Note 5 - LEASES

a.
On August 15, 2024, the Company vacated its office spaces and facilities in Israel. On September 8, 2024, an early termination agreement for the operating lease was signed with the landlord, which included a termination penalty. As a result, the Company derecognized the right-of-use asset and the lease liability in its financial statements, recording a loss of $68 from the lease termination and an additional $18 from the disposal of leasehold improvements.

b.
On September 26, 2024 the Company signed a new lease agreement for an office in Israel starting November 1, 2024 and ending on October 31, 2026. The Company will pay a monthly payment of $10 to the lessor.

SILEXION THERAPEUTICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(U.S. dollars in thousands)

NOTE 6  - WARRANTS TO PURCHASE PREFERRED SHARES:

On May 30, 2023, Silexion issued warrants to acquire 21,717 Series A-4 Preferred Shares to various investors, with an exercise price of $24.769 per share and an expiration date of May 30, 2025. Issuance expenses amounted to $3. On August 6, 2024, all of these warrants were exercised via a ‘cashless’ manner for 8,213 Preferred A4 shares of Silexion.

Silexion classified the warrants for the purchase of shares of its convertible redeemable preferred shares as a liability in its consolidated balance sheets, as these warrants were freestanding financial instruments which underlying shares were contingently redeemable and, therefore, may have obligated the Company to transfer assets at some point in the future. The warrant liability was initially recorded at fair value upon the date of issuance and was subsequently remeasured at fair value at each reporting date. The Company (or Silexion, as applicable) recorded revaluation expenses amounting to $134 and $40 for the nine months periods ended September 30, 2024 and September 30, 2023 , respectively, and revaluation (income) expenses amounting to $(11) and $43 for the three months periods ended September 30, 2024 and September 30, 2023 and accounted for such revaluation expenses as part of its financial (income) expense, net, in the statements of operations (see Note 8).

For further information in respect of warrants granted to a service provider and exercised, see Note 7.

For cashless exercise of these warrants see Note 1(d).

NOTE 7  - SHARE-BASED COMPENSATION:

The Company's (or Silexion’s, as applicable) share-based expenses amounted to a total of $5,862 and $96 in the nine months periods ended September 30, 2024 and 2023, respectively. As of September 30, 2024, 575,572 shares remain available for grant under the Company’s 2013, 2023 and 2024 Equity Incentive Plans.

On July 4, 2024, Silexion’s board of directors approved granting fully vested 707,905 RSUs to Silexion’s employees and directors amounting to a total of $5,578. For a description of the acceleration of the Company’s options prior to the Closing of the Transactions, see Note 1(d).

The fair value for the RSUs granted is based on the following assumptions:

Expected volatility	74.82%
Assumptions regarding the price of the underlying shares:
Probability of an IPO scenario (including de-SPAC transaction)	67%
Expected time to IPO (including de-SPAC transaction) (years)	0.137
Probability of other liquidation events	33%
Expected time to liquidation (years)	2.25
Expected return on Equity	22%

On August 6, 2024, a service provider exercised the warrants in a ‘cashless’ manner, resulting in the issuance of 1,257 Series A-1 Preferred Shares and 107 Series A-4 Preferred Shares of Silexion (see Note 11(1) to the audited financial statements of Silexion as of December 31, 2023, which were published on May 9, 2024).

SILEXION THERAPEUTICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(U.S. dollars in thousands)

NOTE 7  - SHARE-BASED COMPENSATION (continued):

Summary of outstanding and exercisable options:

Below is a summary of the Company's (or for periods prior to the Closing of the Transactions, Silexion’s) stock-based compensation activity and related information with respect to options granted to employees and non-employees for the nine month period ended September 30, 2024:

	Number of options	Weighted-average exercise price (in U.S. dollars)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at January 1, 2024	485,149	$4.326	4.88	$316
Granted	-	-	-	-
Exercised	(124,020)	$0.003	(0.01)	$490
Forfeited	(2,928)	$6.724	(6.02)	-
Expired	(121,420)	$4.562	-	-
Outstanding at September 30, 2024	236,781	$6.441	7.09	-
Exercisable at September 30, 2024	236,781	$6.441	7.09	-

Vested and expected to vest at September 30, 2024	236,781	$6.441	7.09	-

Up to September 30, 2024 and for the year ended December 31, 2023 no options were granted.

The share-based compensation expense by line item in the accompanying consolidated statements of operations is summarized as follows:

	Nine months ended September 30,		Three months ended September 30
	2024	2023	2024	2023
Research and development	$2,424	$57	$2,385	$19
General and administrative	3,438	39	3,413	13
	$5,862	$96	$5,798	$32

NOTE 8  - FAIR VALUE MEASUREMENTS:

Financial instruments measured at fair value on a recurring basis

The Company’s (or, for periods prior to the Closing of the Transactions, Silexion’s) assets and liabilities that are measured at fair value as of September 30, 2024, and December 31, 2023, are classified in the tables below in one of the three categories described in “Note 2 – Fair value measurement”:

	September 30, 2024
	Level 3	Total
Financial Liabilities

Private Warrants to purchase ordinary shares	$10	$10
Promissory Notes	$4,312	$4,312

	December 31, 2023
	Level 3	Total
Financial Liabilities
Warrants to preferred shares	$200	$200

The following is a roll forward of the fair value of liabilities classified under Level 3:

	Nine months ended September 30, 2024			Three months ended September 30, 2024
	Warrants to preferred shares	Warrants to Ordinary shares	Promissory Notes	Warrants to preferred shares	Warrants to Ordinary shares	Promissory Notes

Fair value at the beginning of the period	$200	$-	$-	$345	$-	$-
Issuance	-	1,130	4,622	-	1,130	4,622
Change in fair value	134	(1,120)	(310)	(11)	(1,120)	(310)
Conversion	(334)	-	-	(334)	-	-
Fair value at the end of the period	$-	$10	$4,312	$-	$10	$4,312

SILEXION THERAPEUTICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(U.S. dollars in thousands)

NOTE 8  - FAIR VALUE MEASUREMENTS (continued):

	Nine months ended September 30, 2023	Three months ended September 30, 2023
	Warrants to preferred share	Warrants to preferred shares
Fair value at the beginning of the period	$3	$111
Issuance	111	-
Change in fair value	40	43
Fair value at the end of the period	$154	$154

ELOC agreement
As the ELOC agreement is in substance a purchased call option over the Company’s own shares at a price mentioned in Note 3(d), the fair value of this agreement will generally be approximately zero, until the Company sells shares under the agreement. Once the Company sells share under the agreement, the difference between cash raised (net of transaction costs) and the closing price of the Ordinary Shares as of the date of their issuance is recognized as financing income or expenses.

Fair value gain and losses arising from ELOC agreement are measured with reference to the spot price of the Company’s shares sold less consideration receivable from the investor.

Warrant to preferred shares
The fair value of Silexion’s warrant to purchase preferred shares as of September 30, 2023 and December 31, 2023 was estimated using a hybrid model in order to reflect two scenarios: (1) an IPO event (including de-SPAC transaction) and (2) other liquidation events. For further details see Note 12 in the annual consolidated financial statements.

The valuation under the ‘other liquidation events’ scenario was assessed using an option pricing model (OPM) by implementing a Monte Carlo Simulation, which treats the financial instruments in Silexion’s equity as contingent claims whose future payoff depends on Silexion’s future equity value. Silexion’s entire equity value in 2023 was calculated based, among others, on the financing round closest to the valuation date.

Promissory Notes
In measuring the fair value of the Company’s Promissory Notes, a discount rate of 11.4%-13.1% was used, based on a B- rated US dollar zero-coupon discount curve, plus a credit spread of 6.67%. The expected timing of conversion or redemption of the notes was determined using the Company’s forecasts.

Warrants over ordinary shares
A Black-Scholes-Merton model are assumptions related to expected life (term), expected stock price, volatility, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of selected peer companies’ Class A ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs of the warrants:

	September 30, 2024	August 15, 2024
Volatility	76.86%	80.23%
Dividend yield	0%	0%

SILEXION THERAPEUTICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(U.S. dollars in thousands)

NOTE 8  - FAIR VALUE MEASUREMENTS (continued):

Financial instruments not measured at fair value
The carrying amounts of cash and cash equivalents, restricted cash, receivables, trade payables and other liabilities approximate their fair value due to the short-term maturity of such instruments.

NOTE 9  - NET LOSS PER SHARE:

The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders for the periods presented (USD in thousands, except per share data):

	Nine months ended September 30,		Three months ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$14,772	$3,428	$11,860	$809
Net loss attributable to ordinary shareholders, basic and diluted:	$14,696	$3,214	$11,851	$787
Denominator:
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	2,622,655	1,005,531	5,828,109	1,005,531
Net loss per share attributable to ordinary shareholders, basic and diluted	$5.60	$3.20	$2.03	$0.78
Basic loss per share is computed on the basis of the net loss for the period divided by the weighted average number of ordinary shares outstanding during the period, including fully vested pre-funded options for the Company’s (or Silexion’s, as applicable) ordinary shares at an exercise price of $0.003 or 0.0007 NIS per share, as the Company (or Silexion, as applicable) considers these shares to be exercised for little to no additional consideration.

As of September 30, 2024 and September 30, 2023, the basic loss per share calculation included a weighted average number of 1,195 and 131,866, respectively, of fully vested pre-funded options. As the inclusion of other potential ordinary shares equivalents in the calculation would be anti-dilutive for all periods presented, diluted net loss per share is the same as basic net loss per share.

The following instruments were not included in the computation of diluted earnings per share because of their anti-dilutive effect:
-	Redeemable convertible preferred shares;
-	Warrants to purchase redeemable convertible preferred shares;
-	Share-based compensation issuable at substantial consideration;
-	Private Warrants to purchase ordinary shares;
-	Promissory Notes.

SILEXION THERAPEUTICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
(U.S. dollars in thousands)

NOTE 10  - TRANSACTIONS AND BALANCES WITH RELATED PARTIES:

Transactions with related parties which are shareholders and directors of the Company (or Silexion, for periods prior to the Closing of the Transactions):

a.	Transactions:

	Nine months ended September 30,		Three months ended September 30
	2024	2023	2024	2023
Share-based compensation included in research and development expenses	$1,796	$51	$1,762	$17
Share-based compensation included in general and administrative expenses	$2,972	$36	$2,948	$12
Financial expenses	$(47)	$40	$(182)	$40

b.	Balances:

	September 30, 2024	December 31, 2023
Non-Current liabilities -
Warrants to purchase preferred shares	$-	$186
Private warrants to purchase ordinary shares	$10	-
Promissory Note	$3,106	$-

NOTE 11  - SUBSEQUENT EVENTS:

a.	On October 1, 2024, the Company completed an equity raise through the ELOC, issuing 2,644,000 ordinary shares for a total consideration of $1,658.

b.	On October 22, 2024, the Company completed an equity raise through the ELOC, issuing 600,000 ordinary shares for a total consideration of $200.

c.
On October 29, 2024, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the 30 consecutive business days preceding the letter, the closing bid price of the Company’s Ordinary Shares was below the minimum $1.00 per share required for continued listing on The Nasdaq Stock Market. The Company has been given 180 calendar days, or until April 28, 2025, to regain compliance. If at any time before April 28, 2025, the bid price of the Ordinary Shares closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with (i) our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report, (ii) Silexion’s audited financial statements and related notes thereto as of, and for the year ended, December 31, 2023, which were included in the proxy statement/prospectus, and (iii) the unaudited pro forma condensed combined financial information of New Silexion as of June 30, 2024, and for the year ended December 31, 2023 and six months ended June 30, 2024, which was attached as Exhibit 99.2 to the Super Form 8-K.

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

We conduct operations primarily through our principal subsidiary— Silexion— which is a clinical-stage, oncology-focused biotechnology company engaged in the discovery and development of proprietary treatments for KRAS-driven cancers. The KRAS gene is an oncogene that is involved in the regulation of cell division as a result of its ability to relay external signals to the cell nucleus. Based on its research of refractory solid tumor cancers, Silexion is actively developing a platform focused on the silencing of the KRAS oncogene using RNA-interference therapeutics. Silexion’s lead product candidate, SIL-204B, consists of locally administered small interfering RNAs, or siRNA, in an extended-release formulation, as a first-line treatment of locally advanced pancreatic cancer patients, in combination with standard-of-care chemotherapy.

To date, Silexion has financed its operations primarily with the net proceeds from private offerings of its ordinary shares and convertible preferred shares, grants from the Israeli Innovation Authority (the “IIA”), convertible financing agreements and Simple Agreement for Future Equity (SAFE) financings, and royalty-bearing grants from the IIA (which totaled $5.8 million through September 30, 2024). Since its inception, Silexion has incurred significant operating losses. Silexion’s net losses were $5.1 million and $3.5 million for the years ended December 31, 2023 and December 31, 2022, respectively. The combined company’s net losses (consisting of Silexion’s net losses for all periods through the Business Combination, and the combined company's net losses for all periods after) were $14.8 million and $3.4 million for the nine-month periods ended September 30, 2024, and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $41.6 million (reflecting Silexion's accumulated deficit for all periods through August 15, 2024 and the combined company's accumulated deficit from August 16, 2024 through September 30, 2024). Silexion has not recognized any revenue to date.

In the near future, our operations— conducted almost exclusively through Silexion— will be funded from one or more of a number of alternative sources:

●
the remaining balance of $333,936 of cash from the trust account transferred to us at the Closing of the Business Combination (from the proceeds of Moringa’s initial public offering and the private placements of the Moringa private units, after reduction for payment of funds for (x) redemptions of Moringa public shares in connection with Moringa’s shareholder votes on (A) the Business Combination and (B) the extension of the term of Moringa’s existence at prior general meetings of Moringa, and (y) payment to EarlyBirdCapital of $350,000 of cash pursuant to the Marketing Agreement in connection with the Business Combination);

●
$2,000,000 of cash from the PIPE Financing (described below) involving the sale of 200,000 Moringa Class A ordinary shares to the PIPE Investor (as defined below) immediately prior to the Closing of the Business Combination (which shares converted into 200,000 ordinary shares upon the Closing);

●	up to $15,000,000 from the ELOC (described below), from which we have raised $2.5 million as of the date of this Quarterly Report;

●	additional grants from the IIA;

●
potential equity financings, including an offering of ordinary shares (or pre-funded warrants in lieu of ordinary shares), together with ordinary warrants, for which we have filed a registration statement on Form S-1 with the SEC on October 31, 2024; and

●	existing working capital of Silexion.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses that we incur may fluctuate significantly from quarter to quarter. Our expenses will depend on many factors, including the timing and extent of spending to further develop SIL-204 and initiate pre-clinical and clinical trials, support research and development efforts, investments in potential additional pipe-line products, and increased overall compensation as we continue to hire additional personnel. We anticipate that our expenses will increase if and as we:

●	apply for Orphan Drug Designation in both the U.S. and EU for our SIL-204B product;

●	initiate a clinical trial powered for statistical significance with respect to SIL-204B;

●	initiate toxicological studies with respect to SIL-204B;

●	seek marketing approvals for SIL-204B in various territories;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional operational, clinical, quality control and scientific personnel;

●
add operational, financial and management information systems and personnel, including personnel to support our product development, any future commercialization efforts and our prospective transition to a public company; and

●	invest in research and development and regulatory approval efforts in order to utilize our technology as a platform focused on the silencing of the KRAS oncogene using RNA-interference therapeutics.

Recent Developments Impacting Our Financial Condition and Outlook

ELOC Financing

In connection with the Closing of the Business Combination, we entered into an ordinary share purchase agreement, dated August 13, 2024, but effective as of the Closing (the “ELOC Agreement”), for an equity line of credit (the “ELOC”) with White Lion Capital, LLC (the “ELOC Investor”). Under the ELOC, we have the right to request to sell to the ELOC Investor, and the ELOC Investor is required to purchase, via private placement transactions, up to $15.0 million of our ordinary shares from time to time after the Closing, up until December 31, 2025 (unless the agreement is terminated sooner), subject to certain limitations and conditions as described therein. The number of ordinary shares that we may require the ELOC Investor to purchase in any single sales notice depends on a number of factors, including the type of purchase notice that we deliver. Similarly, the purchase price to be paid by the ELOC Investor for any shares that we require it to purchase depends on the type of sales notice that we deliver, and is derived from the market price of the our ordinary shares for a certain period of time prior to our purchase request or as of the date of our purchase request. We also granted registration rights to the ELOC Investor pursuant to an accompanying registration rights agreement, also dated August 15, 2024, by and between New Silexion and the ELOC Investor (the “ELOC Registration Rights Agreement”), for which we filed a registration statement on Form S-1 (SEC file number 333-282017), which was declared effective by the SEC on September 17, 2024.

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

Through the date of this Quarterly Report, we have sold an aggregate of 4,294,000 ordinary shares to the ELOC Investor for net proceeds (after payment of commissions and expenses to the ELOC Investor) of $2.5 million, in the aggregate.

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

 Through the date of this Quarterly Report, we have made one payment of $100,000 to EarlyBirdCapital due to amounts raised by us under the ELOC.

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

The funds raised from the PIPE Financing, together with remaining funds in the trust account after payments to redeeming public shareholders, were used for financing support for Moringa and New Silexion, as well as for payment to service providers to whom outstanding amounts were owed by Moringa, including parties that had provided financial advisory services and capital markets advisory services to Moringa during the period leading up to the Closing.

The foregoing summary is qualified in its entirety by the full text of the PIPE Agreement, a copy of which was attached as Exhibit 10.2 to the Super Form 8-K.

Issuance of Amended and Restated Sponsor Promissory Note

Effective as of the Closing, we issued to the sponsor, and the sponsor accepted, in amendment and restatement, and replacement, in their entirety, of all existing promissory notes issued by Moringa to the sponsor from the IPO until the Closing (and as to which the obligations of Moringa were assigned to New Silexion upon the Closing), an amended and restated promissory note (the “A&R Sponsor Promissory Note”) in an amount of $3,433,000, which reflected the total amount owed by Moringa to the sponsor through the Closing Date. The maturity date of the A&R Sponsor Promissory Note is the 30-month anniversary of the Closing Date (i.e., February 15, 2027). Amounts outstanding under the A&R Sponsor Promissory Note may be repaid (unless otherwise decided by us) only by way of conversion into ordinary shares (“Note Shares”) in accordance with the terms set forth in the form of A&R Sponsor Promissory Note. New Silexion and the Sponsor may also convert amounts outstanding under the A&R Sponsor Promissory Note at the price per share at which we conduct an equity financing following the Closing, subject to a minimum conversion amount of $100,000, in an amount of Note Shares constituting up to thirty percent (30%) of the number of ordinary shares issued and sold by us in such equity financing. The sponsor may also elect to convert amounts of principal outstanding under the note into ordinary shares at any time following the 24-month anniversary of the date of the Closing, subject to a minimum conversion of $10,000, at a price per share equal to the volume weighted average price of the ordinary shares on the principal market on which they are traded during the 20 consecutive trading days prior to the conversion date.

The foregoing summary provides only a brief description of the A&R Sponsor Promissory Note and is qualified in its entirety by the full text of the A&R Sponsor Promissory Note, a copy of which was attached as Exhibit 10.5 to the Super Form 8-K.

Components of Silexion’s Results of Operations

In this section, the components of, and the actual, results of operations that are presented are:

•
for the periods from January 1, 2024 (for the nine-month results) or July 1, 2024 (for the three-month results) through August 15, 2024 (the date of the Business Combination), those of Silexion (which was the accounting acquirer in the Business Combination and our predecessor entity);

•	for the remaining period from August 16, 2024 through September 30, 2024, those of the combined company; and

•	for the corresponding three- and nine-month periods ended September 30, 2023, those of Silexion alone.

Unless the context requires otherwise, references to “we”, “us” or “our” (or similar terms) should be understood in accordance with the above three bullet points.

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

Financial expenses (income), net

The finance expenses consisted primarily of change in fair value of warrants and financial liabilities measured at fair value (including promissory notes), issuance costs, interest income and exchange rate differences expenses.

Results of Operations

Comparison of nine-month periods ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine-month periods ended September 30, 2024 and 2023:

	Nine-month period ended September 30,
	2024	2023
	(U.S. dollars, in thousands)
Operating expenses:
Research and development, net	$4,944	$2,451
General and administrative	5,727	502
Total operating expenses	10,671	2,953
Operating loss	10,671	2,953
Financial expenses, net	4,092	449
Loss before income tax	14,763	3,402
Income tax	9	26
Net loss for the nine-month period	$14,772	$3,428

Research and Development Expenses

The following table summarizes our research and development expenses for the nine-month periods ended September 30, 2024 and 2023:

	Nine-month period ended September 30,
	2024	2023
	(U.S. dollars, in thousands)
Payroll and related expenses	$928	$729
Share-based compensation expenses	2,424	57
Subcontractors and consultants	1,425	1,444
Materials	3	16
Rent and maintenance	106	124
Travel expenses	13	27
Other	45	54
Total research and development expenses	$4,944	$2,451

Research and development expenses increased by approximately $2.4 million, or 96%, to $4.9 million for the nine-month period ended September 30, 2024, compared to $2.5 million for the nine-month period ended September 30, 2023. The increase resulted mainly from an increase in non-cash share-based compensation expenses in an amount of $2.4 million and from an increase in payroll and related expenses in an amount of $0.2 million.

Research and development expenses for the nine-month periods ended September 30, 2024 and September 30, 2023 included approximately $0.2 million and $0.9 million, respectively, related to the development of Loder, and $4.7 million and $1.6 million, respectively, related to the development of SIL-204B. Aggregate research and development expenses since inception for our Loder program, as of September 30, 2024 and as of September 30, 2023, were approximately $18.4 million and $18.3 million, respectively. Aggregate research and development expenses since inception for the SIL-204B program, as of September 30, 2024 and as of September 30, 2023, were approximately $8.3 million and $2.2 million, respectively.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine-month periods ended September 30, 2024 and 2023:

	Nine-month periods ended September 30,
	2024	2023
	(U.S. dollars, in thousands)
Payroll and related expenses	$856	$190
Share-based compensation expenses	3,438	39
Professional services	1,053	79
Depreciation	37	39
Rent and maintenance	90	67
Patent registration	25	18
Travel expenses	72	31
Other	156	39
Total general and administrative expenses	$5,727	$502

General and administrative expenses increased by approximately $5.2 million, or 1,040%, to $5.7 million for the nine-month period ended September 30, 2024, compared to $0.5 million for the nine-month period ended September 30, 2023. The increase resulted mainly from an increase in non-cash share-based compensation expenses in an amount of $3.4 million, an increase in professional services costs primarily related to one-time legal, accounting, and other expenses associated with the costs of becoming a public company and the SPAC merger in an amount of $1.0 million, and an increase in payroll and related expenses in an amount of $0.7 million.

Financial expenses, net

Financial expenses, net increased by approximately $3.7 million, or 925%, to an expense of $4.1 million for the nine-months ended September 30, 2024 compared to an expense of $0.4 million for the nine months ended September 30, 2023. This increase was mainly due to an increase in an amount of $4.8 million in one-time loss upon entering Transactions expenses, offset in part by (i) an increase in revaluation income of financial instruments (warrants and promissory notes) in an amount of $0.9 million, and (ii) a decrease in foreign exchange loss in an amount of $0.3 million for the nine-month period ended September 30, 2024.

Net loss

Net loss increased by approximately $11.4 million, or 335.3%, to $14.8 million for the nine-month period ended September 30, 2024, compared to $3.4 million for the nine-month period ended September 30, 2023. The increase was mainly due to an increase in our research and development expenses, general and administrative expenses, and financial expenses including significant non-cash items related to share-based compensation, transaction costs and costs related to becoming a public company.

Comparison of three-month periods ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three-month periods ended September 30, 2024 and 2023:

	Three-month period ended September 30,
	2024	2023
Operating expenses:	(U.S. dollars, in thousands)
Research and development, net	$3,217	$535
General and administrative	4,819	196
Total operating expenses	8,036	731
Operating loss	8,036	731
Financial expenses, net	3,822	72
Loss before income tax	11,858	803
Income tax	2	6
Net loss for the three-month period	$11,860	$809

Research and Development Expenses

The following table summarizes our research and development expenses for the three-month periods ended September 30, 2024 and 2023:

	Three-month period ended September 30,
	2024	2023
	(U.S. dollars, in thousands)
Payroll and related expenses	$453	$198
Share-based compensation expenses	2,385	19
Subcontractors and consultants	297	236
Materials	-	-
Rent and maintenance	57	46
Travel expenses	-	-
Other	25	36
Total research and development expenses	$3,217	$535

Research and development expenses increased by approximately $2.7 million, or 540%, to $3.2 million for the three-month period ended September 30, 2024, compared to $0.5 million for the three-month period ended September 30, 2023. The increase resulted mainly from an increase in non-cash share-based compensation expenses in an amount of $2.4 million and from an increase in payroll and related expenses in an amount of $0.3 million.

Research and development expenses for the three-month periods ended September 30, 2024 and September 30, 2023 included approximately $0.01 million and $0.4 million, respectively, related to the development of Loder, and $3.2 million and $0.2 million, respectively, related to the development of SIL-204B.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three-month periods ended September 30, 2024 and 2023:

	Three-month period ended September 30,
	2024	2023
	(U.S. dollars, in thousands)
Payroll and related expenses	$575	$71
Share-based compensation expenses	3,413	13
Professional services	605	51
Depreciation	22	10
Rent and maintenance	18	25
Patent registration	-	2
Travel expenses	56	15
Other	130	9
Total general and administrative expenses	$4,819	$196

General and administrative expenses increased by approximately $4.6 million, or 2,300%, to $4.8 million for the three-month period ended September 30, 2024, compared to $0.2 million for the three-month period ended September 30, 2023. The increase resulted mainly from an increase in non-cash share-based compensation expenses in an amount of $3.4 million, an increase in professional services costs primarily related to one-time legal, accounting, and other expenses associated with the costs of becoming a public company and the SPAC merger in an amount of $0.6 million, and an increase in payroll and related expenses in an amount of $0.5 million.

Financial expenses, net

Financial expenses, net increased by approximately $3.7 million, or 3,700% to expense of $3.8 million for the three-month period ended September 30, 2024 compared to financial expenses, net of $0.1 million for the three-month period ended September 30, 2023. This increase was mainly due to an increase in an amount of $4.8 million in one-time loss upon entering Transactions, offset, in part, by an increase in revaluation income of financial instruments (warrants and promissory notes) in the amount of $1.1 million.

Net loss

Net loss increased by approximately $11.1 million, or 1,387.5%, to $11.9 million for the three-month period ended September 30, 2024, compared to $0.8 million for the three-month period ended September 30, 2023. The increase was mainly due to an increase in our research and development expenses, general and administrative expenses, and financial expenses including significant non-cash items related to share-based compensation, transaction costs and costs related to becoming a public company.

Liquidity and Capital Resources

Overview

Our capital requirements will depend on many factors, including the timing and extent of spending to further develop our SIL-204 and initiate pre-clinical and clinical trials, support research and development efforts, investments in potential additional pipe-line products, and increased overall compensation as we continue to hire additional personnel. For the nine-month periods ended September 30, 2024 and 2023, we (or Silexion, as applicable) had a net loss of $14.8 million and $3.4 million, respectively. As of September 30, 2024, our cash and cash equivalents totaled $2.0 million.

To date, our principal sources of liquidity have been proceeds from private offerings of our (or Silexion’s, for periods prior to the Business Combination) ordinary shares and convertible preferred shares, grants from the Israeli Innovation Authority, and issuance of convertible financing agreements (CFA) and Simple Agreement for Future Equity (SAFE).

Based on our current business plan, we believe that current cash and cash equivalents will not be sufficient to meet our anticipated cash requirements for the next 12 months. We will need to raise additional capital to finance our operations, expand our business and pipeline, or for other reasons.

Silexion’s audited consolidated financial statements for the year ended December 31, 2023 included in the proxy statement/prospectus, and our unaudited condensed financial statements for the nine-month period ended September 30, 2024 included in this Quarterly Report, note that there is substantial doubt about Silexion’s or our (as applicable) ability to continue as a going concern as of such date; and in its report accompanying Silexion’s audited consolidated financial statements included in the proxy statement/prospectus, Silexion’s independent registered public accounting firm included an explanatory paragraph stating that Silexion’s recurring losses from operations and its cash outflows from operating activities raise substantial doubt as to its ability to continue as a going concern. This means that Silexion’s management and its independent registered public accounting firm have expressed substantial doubt about Silexion’s ability to continue its operations without an additional infusion of capital from external sources. Silexion’s unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that may be necessary should Silexion be unable to continue as a going concern. If we are unable to finance our operations (conducted via Silexion), our business would be in jeopardy and we might not be able to continue operations and might have to liquidate our assets. In that case, investors might receive less than the value at which those assets were carried on our unaudited condensed financial statements for the nine-month period ended September 30, 2024, and it is likely that investors would lose all or a part of their investment.

We have lease obligations and other contractual obligations and commitments as part of its ordinary course of business. See “Note 4: Operating Leases” and “Note 6: Commitments and Contingent Liabilities” to Silexion’s consolidated financial statements for the year ended December 31, 2023 (as contained in the proxy statement/prospectus) for information about our (then Silexion’s) lease obligations.

We did not have during the periods presented, and do not currently have, any off-balance sheet arrangements involving commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on its financial condition, results of operations, liquidity, cash requirements or capital resources.

ELOC

The ELOC has served as the primary source of financing for us in the period following the Closing of the Business Combination and effectiveness of the registration statement that was filed pursuant to the ELOC Registration Rights Agreement. Please see “Overview-Recent Developments Impacting Our Financial Condition and Outlook- ELOC Financing” in this Item 2 for more information.

PIPE Financing

We raised $2.0 million from the PIPE Financing as an additional source of financing for Silexion in the period following the Business Combination, which was completed immediately prior to the Closing. Please see “Overview-Recent Developments Impacting Our Financial Condition and Outlook- PIPE Financing” in this Item 2 for more information

Government Grants

Our research and development efforts have been financed, in part, through royalty-bearing grants from the Israeli Innovation Authority, or the IIA. As of September 30, 2024, we have received IIA royalty-bearing grants totaling approximately $5.8 million.

We are committed to pay royalties to the IIA at a rate of approximately 3.0% to 5.0% of the sales of all of its product candidates and other related revenues generated from such projects, that were developed, in whole or in part, using the IIA royalty-bearing grants we received under IIA programs up to the total amount of royalty-bearing grants received, linked to the U.S. dollar and bearing annual interest at rates prescribed by the IIA’s rules and guidelines.

We may in the future apply to receive additional grants from the IIA. However, we cannot predict whether we will be entitled to any future grants, or the amounts of any such grants.

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

As of September 30, 2024, the total royalty amount that may be payable by us was approximately $5.8 million ($6.5 million including interest).

Cash Flows

Cash flows for the nine-month period ended September 30, 2024 and 2023

The following table summarizes our cash flows for the periods indicated:

	Nine-month period ended September 30,
	2024	2023
	(U.S. dollars, in thousands)
Cash and cash equivalents and restricted cash at beginning of the period	$4,645	$8,309
Net cash used in operating activities	(5,470)	(3,272)
Net cash provided by (used in) investing activities	(22)	577
Net cash provided by financing activities	2,920	522
Net decrease in cash and cash equivalents and restricted cash	$(2,572)	$(2,173)
Translation adjustments on cash and cash equivalents and restricted cash	(50)	(324)
Cash and cash equivalents and restricted cash at end of the period	$2,023	$5,812

Cash Flows from Operating Activities

Net cash used in operating activities increased by approximately $2 million, or 285.7%, to $2.7 million for the three-month period ended September 30, 2024, compared to $0.7 million for the three-month period ended September 30, 2023. This increase was mainly from an increase of $11.1 million in the net loss for the three-month period ended September 30, 2024, and from an increase of $0.4 million in change of net working capital, offset by (i) an increase of $5.8 million in non-cash share-based compensation and (ii) an increase of $3.6 million in non-cash financial expenses included in the net loss.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities decreased by $0.6 million, or 100%, to $0 million for the nine-month period ended September 30, 2024, compared to $0.6 million of cash provided by investing activities in the nine-month period ended September 30, 2023. This decrease was mainly due to a reduction in short-term deposits in an amount of $0.5 million, which cash was used for operating activities.

Cash Flows from Financing Activities

Net cash provided by financing activities increased by $2.4 million, or 480%, to approximately $2.9 million for the nine-month period ended September 30, 2024, compared to $0.5 million the nine-month period ended September 30, 2023. This increase was mainly due to an increase in cash received from transactions upon the closing of the Business Combination in an amount of $2.3 million and from an increase in proceeds from issuance of ordinary shares under the ELOC in an amount of $0.6 million, offset by a decrease of $0.5 million in proceeds from issuance of preferred shares, occurred in the nine-month period ended September 30, 2023.

Cash flows for the three-month periods ended September 30, 2024 and 2023

The following table summarizes our cash flows for the periods indicated:

	Three-month period ended September 30,
	2024	2023
	(U.S. dollars, in thousands)
Cash and cash equivalents and restricted cash at the beginning of the period	$1,747	$6,491
Net cash used in operating activities	(2,653)	(685)
Net cash provided by (used in) investing activities	(16)	72
Net cash provided by financing activities	2,920	-
Net decrease in cash and cash equivalents and restricted cash	$251	$(613)
Translation adjustments on cash and cash equivalents and restricted cash	25	(66)
Cash and cash equivalents and restricted cash at the end of the period	$2,023	$5,812

Cash Flows from Operating Activities

Net cash used in operating activities increased by approximately $2 million, or 285.7%, to $2.7 million for the three-month period ended September 30, 2024, compared to $0.7 million for the three-month period ended September 30, 2023. This increase was mainly from an increase of $11.1 million in the net loss for the three-month period ended September 30, 2024, and from an increase of $0.4 million in change of net working capital, offset by (i) an increase of $5.8 million in share-based compensation and (ii) an increase of $3.6 million in non-cash financial expenses included in the net loss.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities decreased by $0.1 million, or 100%, to $0.0 million for the three-month period ended September 30, 2024, compared to cash provided by investing activities of $0.1 million for the three-month period ended September 30, 2023. This decrease was mainly due to sales of property and equipment in the amount of $0.1 million in the three-month period ended September 30, 2023 (which sales were not repeated in the three-month period ended September 30, 2024).

Cash Flows from Financing Activities

Net cash provided by financing activities increased by $2.9 million, to approximately $2.9 million for the three-month period ended September 30, 2024, compared to $0 for the three-month period ended September 30, 2023. This increase was mainly due to an increase in cash received from transactions in connection with the closing of the Business Combination in an amount of $2.3 million and from an increase in proceeds from issuance of ordinary shares under the ELOC in an amount of $0.6 million.

Funding Requirements

We expect to devote substantial financial resources to our ongoing and planned activities, particularly further development of SIL-204 and as we conduct our planned pre-clinical and clinical trials.

Identifying potential product candidates and conducting pre-clinical testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. For additional information please refer to the “Risk Factors” section of the proxy statement/prospectus, including “Risks Related to Silexion’s and New Silexion’s Financial Condition and Capital Requirement - Silexion has never generated any revenue from product sales and may never be profitable” and “Risks Related to the Research and Development of Silexion’s Product Candidates - Silexion is heavily dependent on the success of its product candidates...”.

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our pre-clinical studies and clinical trials. In addition, if we obtain marketing approval for SIL-204 in any indication or for any other product candidate we are developing or may develop in the future, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing, and distribution. Furthermore, as a result of the Closing of the Business Combination, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding.

Our future capital requirements will depend on many factors, including:

●	Material cost.

●	Regulatory pathway; and

●	Humam clinical trial costs.

As of September 30, 2024, we had cash and cash equivalents of $2.0 million. Based on our then-current cash balance, as well as our history of operating losses and negative cash flows from operations, combined with our anticipated use of cash to, among other things, (i) fund the preclinical and clinical development of our products, (ii) identify and develop new product candidates, and (iii) seek approval for SIL-204 and any other product candidates we may develop, our management has concluded that we do not have sufficient cash to fund our operations for 12 months from the date of this Quarterly Report without additional financing, and as a result, there is substantial doubt about our ability to continue as a going concern.

In making this determination, applicable accounting standards prohibited us from considering the potential mitigating effect of plans that have not been fully implemented as of the date of our unaudited condensed financial statements for the nine-month period ended September 30, 2024, including, without limitation, the plans to raise additional capital. Our financial information, including our unaudited condensed financial statements for the nine-month period ended September 30, 2024 included in this Quarterly Report, has been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and our unaudited condensed financial statements for the three- and nine-month periods ended September 30, 2024 do not include any adjustments that may result from an unfavorable outcome of this uncertainty.

We believe that as of the date of this Quarterly Report, we do not have cash sufficient to meet our anticipated cash requirements for the next 12 months.

We have based these estimates and expectations on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. We could not, as of the September 30, 2024 balance sheet date of the unaudited condensed financial statements for the three and nine-month periods ended September 30, 2024, determine the exact level of funds that will be available to us upon potential equity financings. Our expected use of funds represents our intentions based upon our current plans and business condition, which could change in the future as our plans and business condition evolve and the level of funding available to us becomes clear. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of SIL-204 and any studies or other product candidates that we pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate.

Until such time, if ever, as we can generate substantial revenues from our product sales, we expect to finance our cash needs through a combination of public and private equity offerings and debt financings, strategic alliances, collaborations, and marketing, distribution, or licensing arrangements. However, adequate additional financing may not be available to us on acceptable terms, or at all, and may be impacted by the economic climate and market conditions.

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

Critical Accounting Policies and Estimates

For a description of our significant accounting policies, see Note 2 to Silexion’s consolidated financial statements for the year ended December 31, 2023 included in the proxy statement/prospectus and our unaudited condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2024 included in this Quarterly Report.

The preparation of Silexion’s consolidated financial statements for the year ended December 31, 2023 and our unaudited condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2024 in conformity with U.S. GAAP required our management to make estimates and assumptions in certain circumstances that affect the amounts reported in the consolidated financial statements for the year ended December 31, 2023 and unaudited condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2024 and related footnotes. Actual results may differ from these estimates. We have based our judgments on our experience and on various assumptions that we believe to be reasonable under the circumstances.

Of our policies, the following are considered critical to an understanding of Silexion’s consolidated financial statements for the year ended December 31, 2023 and our unaudited condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2024 as they require the application of subjective and complex judgment, involving critical accounting estimates and assumptions impacting those consolidated financial statements for the year ended December 31, 2023 and unaudited condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2024.

The critical accounting estimates relate to the following:

Share-Based Compensation

Share-based compensation expense related to share awards is recognized based on the fair value of the awards granted. The fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including, prior to the Business Combination, the fair value of the underlying ordinary shares (see below), the expected term of the option, and the expected volatility of the price of our ordinary shares. These estimates involve inherent uncertainties and the application of management’s judgment. The related share-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards, including awards with graded vesting and no additional conditions for vesting other than service conditions. Forfeitures are accounted for as they occur instead of estimating the number of awards expected to be forfeited.

Our use of the Black-Scholes option-pricing model requires the input of highly subjective assumptions. If factors change and different assumptions are used, our share-based compensation expense could be materially different in the future.

We will continue to use judgment in evaluating the assumptions related to our share-based compensation on a prospective basis. As we continue to accumulate additional data related to our ordinary shares, we may refine our estimation process, which could materially impact our future share-based compensation expense.

Valuations of Instruments Convertible to Silexion Ordinary and Preferred Shares prior to the Business Combination

Silexion’s preferred shares were classified as temporary equity, as they included clauses that could constitute as in-substance redemption clauses that were outside Silexion’s control. Warrants and other instruments over Silexion’s preferred shares were classified as liabilities under ASC 480 and measured at fair value, with subsequent changes in fair value recognized in the statements of operations in each period.

The fair value of Silexion’s preferred shares underlying Silexion’s convertible instruments was determined by Silexion’s board of directors, after considering contemporaneous third-party valuations and input from management. Prior to the Business Combination, in the absence of a public trading market, Silexion’s board of directors, with input from management, exercised significant judgment and considered various objective and subjective factors to determine the fair value of Silexion’s equity including the following factors:

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

Valuation of Private Warrants

As part of the Business Combination, we assumed a derivative warrant liability related to previously issued private warrants in connection with Moringa’s initial public offering. The private warrants were classified as a liability. We utilize a Black-Scholes model option pricing model to estimate the fair value of the private warrants. The volatility of the private warrants is based on implied volatility of the publicly traded warrants and the historical volatility of our share price and of a selected peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve as of the valuation date for a maturity similar to the expiration of the warrants. The dividend yield is based on the historical rate, which we anticipate remaining at zero.

Valuation of Promissory Notes

As part of the Business Combination, we issued to Moringa’s sponsor, as well as EarlyBird Capital, Inc. promissory notes, which we irrevocably designated to be measured at fair value. The fair value Promissory Notes is measured using a discount rate based on a B- rated US dollar zero-coupon discount curve, plus a credit spread of 6.67%. The discount rate was determined with reference to benchmark interest rates of secured loans reported by venture capitals, which were then used to extract our entity-specific credit spread. The expected timing of conversion or redemption of the notes was determined using the management’s forecasts.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act.

Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from our expectations, as described in this Quarterly Report, include the risk factors described in the “Risk Factors” section of the proxy statement/prospectus and the “Risk Factors” section of the Super Form 8-K (appearing within “Item 2.01 Completion of Acquisition or Disposition of Assets-Form 10 Information” of the Super Form 8-K). As of the date of this Quarterly Report, there have been no material changes to those risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Reference is made to the disclosure set forth under “Managements’ Discussion and Analysis of Financial Condition and Results of Operations- Overview-Recent Developments Impacting Our Financial Condition and Outlook” in Part II, Item 2 of this Quarterly Report, including “Settlement of Amounts Due Under Marketing Agreement with EarlyBirdCapital”, “PIPE Financing” and “Issuance of Amended and Restated Sponsor Promissory Note” regarding the issuance and sale by the Company of certain unregistered securities, which is incorporated herein by reference. All such unregistered securities sales were made in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D under the Securities Act.

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

SILEXION THERAPEUTICS CORP

Date: November 14, 2024	/s/ Ilan Hadar
	Name:	Ilan Hadar
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	/s/ Mirit Horenshtein-Hadar
	Name:	Mirit Horenshtein-Hadar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)