Form 10-K
period 2024-12-31
Silexion Therapeutics Corp
filed 2025-03-18
CIK 2022416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 001-39157

Silexion Therapeutics Corp
(Exact name of registrant as specified in its charter)

Cayman Islands	001-42253	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

12 Abba Hillel Road
Ramat-Gan, Israel 5250606
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: +972-8 628-6005

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, par value $0.0009 per share	SLXN	The Nasdaq Stock Market LLC
Warrants exercisable for ordinary shares at an exercise price of $103.50 per share	SLXNW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐       No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant’s ordinary shares were not publicly held or traded, and, therefore, the registrant cannot calculate the aggregate market value of its common equity held by non-affiliates as of such date.

As of March 1, 2025, 8,414,615 ordinary shares, par value $0.0009 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

SILEXION THERAPEUTICS CORP ANNUAL REPORT ON FORM 10-K

INTRODUCTION

We are a clinical-stage, oncology-focused biotechnology company engaged in the discovery and development of proprietary treatments for KRAS-driven cancers. The KRAS gene is an oncogene that is involved in the regulation of cell division as a result of its ability to relay external signals into the cell. Based on our research of refractory solid tumor cancers, we are actively developing a platform focused on the silencing of the KRAS oncogene using RNA-interference therapeutics. Our lead product candidate, SIL204, consists of locally administered small interfering RNAs, or siRNA, in a solution as a first-line treatment of locally advanced pancreatic cancer patients, or LAPC, in combination with standard-of-care chemotherapy.

On August 15, 2024, Silexion Therapeutics Corp (then known as Biomotion Sciences), a Cayman Islands exempted company (“New Silexion”), consummated the previously announced transactions pursuant to that certain Amended and Restated Business Combination Agreement, dated as of April 3, 2024 (as amended, the “Business Combination Agreement”), by and among New Silexion, Moringa Acquisition Corp (“Moringa”), August M.S. Ltd., an Israeli company and a wholly-owned subsidiary of New Silexion (“Merger Sub 1”), Moringa Acquisition Merger Sub Corp, a Cayman Islands exempted company and a wholly-owned subsidiary of New Silexion (“Merger Sub 2”), and Silexion Therapeutics Ltd., an Israeli company (“Silexion”). The transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination.” In connection with the consummation of the Business Combination (the “Closing”), New Silexion changed its name from “Biomotion Sciences” to “Silexion Therapeutics Corp”.

Pursuant to the Business Combination, among other things, (i) Merger Sub 2 merged with and into Moringa, with Moringa continuing as the surviving company and a wholly-owned subsidiary of New Silexion (the “SPAC Merger”), (ii) Merger Sub 1 merged with and into Silexion, with Silexion continuing as the surviving company and a wholly-owned subsidiary of New Silexion (the “Acquisition Merger”), (iii) the security holders of each of Moringa and Silexion exchanged their securities for securities of New Silexion at alternate, set exchange rates; (iv) the ordinary shares, warrants and units of Moringa were delisted from the Nasdaq Capital Market and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); and (v) the ordinary shares and warrants of Silexion issued in the Business Combination were registered under the Exchange Act and commenced trading on the Nasdaq Global Market under the symbols “SLXN” and “SLXNW”, respectively, on August 16, 2024.

Unless otherwise indicated or the context otherwise requires, all references in this annual report (this “Annual Report”) to “we”, “us”, “our”, “the company”, “the Company”, “our company” or “New Silexion” are to Silexion Therapeutics Corp (formerly known as Biomotion Sciences), a Cayman Islands exempted company, which is filing this Annual Report, and, with respect to periods following the Business Combination, include the Company and all of its subsidiaries (including Moringa and Silexion), on a consolidated basis.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

●
“A&R Sponsor Promissory Note” are to the convertible promissory note in a principal amount of $3,433,000 that the Company issued to the Moringa sponsor at the Closing, in amendment and restatement of all promissory notes previously issued by Moringa to the Sponsor for funds borrowed between Moringa’s initial public offering and the completion of the Business Combination;

●	“Articles” or “amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association;

i

●	“Board” are to our board of directors;

●	“Business Combination” and “Business Combination Agreement” are to the transactions and the agreement, respectively, described in the “Introduction” above;

●	“Closing” are to the closing of the Business Combination, which occurred on August 15, 2024;

●	“Companies Law” are to the Companies Law (2021 Revision) of the Cayman Islands, as the same may be amended from time to time;

●	“EarlyBirdCapital” or “EBC” are to EarlyBirdCapital, Inc., the representative of the underwriters of Moringa’s initial public offering;

●
“EarlyBird Convertible Note” are to the convertible promissory note in a principal amount of $1,250,000 that the Company issued to EarlyBirdCapital at the Closing, and which was retired on March 18, 2025 in accordance with the terms of a letter agreement entered into by the Company and EarlyBirdCapital on March 13, 2025;

●
“ELOC Agreement” or “White Lion Purchase Agreement” are to the Ordinary Share Purchase Agreement, dated August 13, 2024 and effective as of August 15, 2024, as amended as of January 14, 2025, by and between the Company and White Lion Capital, LLC (“White Lion”), which agreement established an equity line of credit for the Company;

●	“equity-linked securities” are to any securities of our company that are convertible into or exchangeable or exercisable for, ordinary shares of our company;

●	“Exchange Act” are to the U.S. Securities Exchange Act of 1934, as amended;

●	“initial public offering” or “IPO” are to Moringa’s initial public offering of its Class A ordinary shares, which was consummated in two closings, on February 19, 2021 and March 3, 2021;

●	“Marketing Agreement” are to the Business Combination Marketing Agreement, dated February 16, 2021, entered into by Moringa with EarlyBirdCapital in connection with the IPO;

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

●
“Moringa private shares” are to the Moringa Class A ordinary shares included in the Moringa private units issued and sold to the sponsor and EarlyBirdCapital in private placements simultaneously with the closings of the initial public offering;

●
“Moringa private units” are to the 380,000 units, consisting of 380,000 Moringa private shares and 190,000 Moringa private warrants, issued and sold to the Moringa sponsor and EarlyBirdCapital, in the aggregate, in private placements simultaneously with the closings of Moringa’s initial public offering;

●
“Moringa private warrants” are to the 190,000 warrants to purchase Moringa Class A ordinary shares contained within the Moringa private units issued and sold to the sponsor and EarlyBirdCapital, in the aggregate, in private placements simultaneously with the closings of the initial public offering;

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

●	“ordinary shares” are to our ordinary shares, par value $0.0009 per share;

●
“private shares” are to the 380,000 ordinary shares, in the aggregate, issued to the Moringa sponsor and EarlyBirdCapital pursuant to the Business Combination in exchange for the Moringa private shares included in the Moringa private units;

●
“private warrants” are to the 190,000 warrants, in the aggregate, issued to the Moringa sponsor and EarlyBirdCapital pursuant to the Business Combination in exchange for the Moringa private warrants included in the Moringa private units;

●
“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●
“public shares” are to our ordinary shares issued to Moringa’s public shareholders pursuant to the Business Combination in exchange for their Moringa Class A ordinary shares purchased in Moringa’s initial public offering or in the public market after Moringa’s initial public offering;

●
“public warrants” are to our warrants issued to Moringa’s public warrant holders pursuant to the Business Combination in exchange for their Moringa public warrants purchased in Moringa’s initial public offering or in the public market after Moringa’s initial public offering;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the U.S. Securities Act of 1933, as amended;

●	“Silexion” are to Silexion Therapeutics Ltd., an Israeli company and our wholly-owned subsidiary through which our operations are primarily conducted;

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to maintain the listing of our ordinary shares and our warrants on Nasdaq;

●	our current and planned pre-clinical and clinical studies and trials involving our product candidates;

●	our projected timeline for regulatory approvals of our product candidates;

●	our market opportunity;

●	our strategy, future operations, financial position, projected costs, prospects and plans;

●	expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

●	our ability to retain or recruit officers, key employees and directors;

●	the impact of the regulatory environment and complexities with compliance related to such environment;

●	expectations regarding future partnerships or other relationships with third parties; and

●	our future capital requirements and sources and uses of cash, including our ability to obtain additional capital in the future.

The forward-looking statements contained in this Annual Report are based on current expectations, forecasts and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, and are based on certain assumptions, which, if turning out to be incorrect, may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following factors:

●	we are a development-stage company and have a limited operating history on which to assess our business;

●	we have never generated any revenue from product sales and may never be profitable;

●	we will need to raise substantial additional funding, which may not be available on acceptable terms, or at all, and which will cause dilution to our shareholders;

●	the approach we are taking to discover and develop novel RNAi therapeutics is unproven for oncology and may never lead to marketable products;

●
we do not have experience producing our product candidates at commercial levels, currently have no marketing and sales organization, have an uncertain market receptiveness to our product candidates, and are uncertain as to whether there will be insurance coverage and reimbursement for our potential products;

●	we may be unable to attract, develop and/or retain our key personnel or additional employees required for our development and future success;

●
we may issue additional ordinary shares or other equity securities without your approval, including: (a) up to $15,337,500 of ordinary shares issuable under the ELOC Agreement (which includes shares already issued under that agreement); (b) ordinary shares underlying 659,999 outstanding warrants (as of March 1, 2025); and (c) ordinary shares underlying the A&R Sponsor Promissory Note, the issuance of which would dilute your ownership interest and may depress the market price of our ordinary shares; and

●	those additional factors described in “Item 1A. Risk Factors” below.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Summary of Risk Factors

Investing in our securities involves risks. You should carefully consider the risks described in “Item 1A. Risk Factors” before making a decision to invest in our securities. If any of these risks is actualized, our business, financial condition and results of operations would likely be materially adversely affected. In such case, the trading price of our securities would likely decline, and you may lose all or part of your investment. Such risks include, but are not limited to:

●
We are a development-stage company and have a limited operating history on which to assess our business. The approach we are taking to discover and develop novel RNAi therapeutics is unproven for oncology and may never lead to marketable products.

●	We have never generated any revenue from product sales and may never be profitable.

●	We will need to raise substantial additional funding, which may not be available on acceptable terms, or at all, and which will cause dilution to our shareholders.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”.

●	The approach we are taking to discover and develop novel RNAi therapeutics is unproven for oncology and may never lead to marketable products.

●
We are heavily dependent on the success of our product candidates, which are in the early stages of preclinical or clinical development. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

●
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of preclinical activity or earlier studies may not be predictive of future study results.

●	We may find it difficult to enroll patients in our clinical studies, which could delay or prevent clinical studies of our product candidates.

v

●
Our product candidates and the administration of our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

●	Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory scrutiny.

●	We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates.

●
We rely on third parties to conduct our preclinical and clinical studies, and to manufacture the raw materials and products that we use to create our product candidates and to supply us with the medical devices used to administer such products, which entails regulatory and trade secrets-related risks.

●
We do not have experience producing our product candidates at commercial levels, currently have no marketing and sales organization, have an uncertain market receptiveness to our product candidates, and is uncertain as to whether there will be insurance coverage and reimbursement for our potential products.

●
We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced, or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

●	If we are unable to obtain and maintain effective patent rights for our product candidates or any future product candidates, we may not be able to compete effectively in our markets.

●	Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

●	We may be unable to attract, develop and/or retain our key personnel or additional employees required for our development and future success.

●	Conditions in the Middle East and in Israel may harm our operations.

●	If we fail to maintain compliance with Nasdaq’s continued listing requirements, our securities may be delisted from the Nasdaq Global Market.

●	The price of our ordinary shares and our warrants may be volatile.

●
A substantial number of our ordinary shares may be issued pursuant to the White Lion Purchase Agreement and/or the conversion terms of the A&R Sponsor Promissory Note, which could cause (i) substantial dilution and (ii) the market price of our ordinary shares to decline.

●	We have no current plans to pay cash dividends on our ordinary shares for the foreseeable future.

●	Our recent reverse share split may negatively impact the market for our ordinary shares.

PART I

Item 1. Business.

Unless the context otherwise requires, in this “Business” section, the terms “we,” “us” and “our” generally refer to: (i) for the period following the Closing of the Business Combination on August 15, 2024, Silexion Therapeutics Corp (formerly known as Biomotion Sciences), a Cayman Islands exempted company (“New Silexion”) and its consolidated subsidiaries, including Silexion Therapeutics Ltd., an Israeli company (“Silexion”), through which our business is primarily conducted, and, (ii) with respect to all periods prior to and through the Closing of the Business Combination, Silexion and its subsidiaries.

Business Overview

We are a clinical-stage, oncology-focused biotechnology company engaged in the discovery and development of proprietary treatments for KRAS-driven cancers. The KRAS gene is an oncogene that is involved in the regulation of cell division as a result of its ability to relay external signals into the cell. Based on our research of refractory solid tumor cancers, we are actively developing a platform focused on the silencing of the KRAS oncogene using RNA-interference therapeutics. Our lead product candidate, SIL204, consists of locally administered small interfering RNAs, or siRNA, in a solution, as a first-line treatment of locally advanced pancreatic cancer patients, or LAPC, in combination with standard-of-care chemotherapy.

The KRAS oncogene is considered to be the most common oncogenic gene driver in human cancers, and the most notable in pancreatic, lung, and gastrointestinal (GI) (including colorectal, esophagus, stomach, small bowel, and appendix) cancers. Considered a challenging therapeutic target due to its intrinsic characteristics, recent advances have been made at directly inhibiting the KRAS proteins produced by the mutated gene. Our platform is designed to silence the gene, and thus prevent the production of the harmful mutated KRAS proteins driving the growth of cancerous tumors.

We are currently focused on treatment for pancreatic cancer (PC) tumors bearing the KRAS G12D or KRAS G12V mutations where metastases have not been detected and are non-resectable, i.e. they are not able to be surgically removed. For our first indication, we are targeting the largest and least treatable form of localized pancreatic tumors referred to as locally advanced pancreatic cancer. LAPC represents approximately 30% of the total pancreatic cancer population. We are currently developing SIL204, a second-generation siRNA product candidate following a Phase 1 and Phase 2 clinical trial with our first-generation siRNA product candidate, siG12D-LODER, which we also refer to as Loder. Results from the Phase 2 clinical trial showed a trend for differences between treatment groups in patients with the KRAS G12D/V mutation, with the Loder arm suggesting an overall survival advantage of 9.3 months.

SIL204 has been designed to optimize Loder with the aim of improving uptake into tumor cells, enhancing stability, and broadening the scope of its silencing activity.  We plan to conduct a Phase 2/3 prospective, randomized, controlled, multinational, open-label trial in LAPC subjects that harbor the KRAS G12D/V mutations to evaluate the efficacy, safety and tolerability of SIL204 administered intratumorally in combination with standard of care (SoC) chemotherapy versus SoC chemotherapy only. In support of our planned Phase 2/3 trial, we held a meeting with the Federal Institute for Drugs and Medical Devices in Germany (BfArM) to discuss the planned design of the Phase 2/3 trial at which BfArM agreed, in principle, to the design. In preparation for the study, we plan to initiate toxicology studies of SIL204 in 2025 followed by the regulatory submission in the first quarter of 2026 to initiate the Phase 2/3 trial and trial initiation in the first half of 2026. At this time, we are focused on the further development of the core siRNA technology, SIL204, and its clinical development

Our Market Opportunity

Activating mutations in KRAS are among the most prevalent oncogenic driver mutations in human cancers. In a recent study of over 400,000 patients with various cancer type malignancies, 23% of adult pan-cancer samples had KRAS alterations, 88% of which were mutations, most commonly G12D, G12V, G12C, G13D,G12R and Q61H, making the KRAS target a sought-out target in for many cancers (“Comprehensive pan-cancer genomic landscape of KRAS altered cancers and real-world outcomes in solid tumors”, by Jessica K. Lee, etc., NPJ Precision Oncology 2022; 6: 91). In addition, the study found that various cancers have an amplification of the non-mutated KRAS protein. Tumor types with a high prevalence of KRAS mutations included pancreatic ductal adenocarcinoma (PDAC) (92%), colorectal cancer (CRC) (49%), and non-squamous non-small cell lung cancer (NSCLC) (35%). These three cancers represent 71% of the KRAS mutant pan-tumor population studied.

The following chart shows the distribution of various alternations of the KRAS oncogene in various type of cancers:

Alteration
G12D
G12V
G12C
G12R
G13D
Amplification
Esophagus (7.0%, n = 615)
Thyroid (2.8%, n = 92)
Glioma (1.3%, n = 151)
Non-Sq NSCLC (35%, n = 21,866)
Sq NSCLC (5.7%, n = 877)
CUP (22%, n = 4,480)
Melanoma (2.0%, n = 234)
Intra-hepatic cholangio (18%, n = 1,353)
Extra-hepatic cholangio (35%, n = 409)
Breast (2.1%, n = 845)
Gastric (11%, n = 714)
Small Bowel (53%, n = 990)
PDAC (92%, n = 17,817)
CRC (49%, n = 23,797)
Appendix (61%, n = 931)
Endometrial (17%, n = 2,504)
Ovary (8.7%, n = 2,004)
Prostate (1.3%, n = 222)
Bladder (4.8%, n = 414)

Pancreatic Cancer

By the next decade, pancreatic cancer is expected to become the second most deadly cancer. Every year in the U.S. approximately 50,000 people die from pancreatic cancer, while approximately 66,000 new patients are diagnosed with pancreatic cancer annually (Co-Pilot Micorsoft).

Region	Estimated New Cases (2024)
USA	66,440
EU	132,600
Rest of the world	311,960

US Prevalence and Deaths
Number
57500
52500
47500
42500
37500
32500
27500
22500
17500
12500
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
Estimated new cases
Estimated deaths

Studies have shown that pancreatic cancer patients have short survival rates compared to other cancer types (see, for example, “Prognosis and survival analysis of patients with pancreatic cancer: retrospective experience of a single institution”, by Qi Li and others, World Journal of Surgical Oncology, 2022; 20:11). There are four basic forms of pancreatic cancer: Resectable, those where a surgeon can remove a tumor; Borderline Resectable (BRPC) where the tumor is not currently permissible for surgery but prior treatment with chemotherapy or radiation could in some cases allow for surgical removal; LAPC where the tumor has surrounded a significant part of a major artery or vein and is not surgically removable; and Metastatic where the cancerous tumor has spread to other organs. Of the forms of pancreatic cancer that are localized (those which have not yet been observed to spread), the largest and most life threatening is LAPC, which constitutes approximately 30% of pancreatic cancers (“Locally Advanced Pancreatic Cancer: A Review of Local Ablative Therapies”, by Alette Ruarus and others, Cancers BaseI, January 2018; 10(1):16).

Below is a curve of overall survival in LAPC patients:

LAPC patients OS between different chemotherapy regimens and no chemotherapy in non-resected LAPC

1.00
0.75
0.50
0.25
0.00
Cumulative survival
0
12
24
36
Time from date of diagnosis (months)
Neoadjuvant CHT regimen
None
FFX-based
FFX-Gem combination
Gem-based
Median survival
FFX-based: 17.4 months
95% CI 14.3 – 20.5
FFX-Gem combo: 17.2 months
95% CI 14.5 – 20.0
Gem-based: 16.0 months
95% CI 14.9 – 17.0
None: 5.4 months
95% CI 3.5 – 7.3

Fig. Comparison of overall survival between different chemotherapy regimens in non-resected locally advanced pancreatic cancer patients. CHT indicates chemotherapy; FFX, FOLFIRINOX; Gem, gemcitabine. Reference Gemenetzis, G et al. 2019. Annals of Surgery. 270 (2):340

KRAS mutations across their various forms are responsible for approximately 92% of all pancreatic cancers, of which the KRAS G12D and KRAS12V mutations account for over 70% of the cases traced to KRAS mutations (Bailey, P. et al. Genomic analyses identify molecular subtypes of pancreatic cancer. Nature 531(7592), 47 – 52. https://doi.org/10.1038/nature16965 (2016) (Art. No. 7592)). Unfortunately, those with LAPC have a short survival time, about 17 months, and constitute about 30% of the total pancreatic cancer population (“Survival in Locally Advanced Pancreatic Cancer After Neoadjuvant Therapy and Surgical Resection”, by Georgio Gemenetzis, MD, and others, Annals of Surgery. 270 (2):1, March 2018). Among those patients with KRAS mutations, those with the mutation type G12D and G12V show the shortest OS among the G12x mutation type.

Distribution of KRAS Mutations in Pancreatic Cancer

Others
Q61
G12R
G12D
G12V
39.21% G12D
31.43% G12V
13.99% G12R
6.22% Q61
9.15% Others

Our Technology

Our research is focused on the development of a platform of therapeutics that is designed to silence the KRAS oncogene using small interfering RNA, or siRNA. This function is called interference RNA (RNAi). When the RNAi is double stranded of 19-25 nucleotides (NTs), in length, it is referred to as siRNA. This class of siRNA therapeutics exert their effect by inducing the enzymatic breakdown of the messenger (mRNA) of a targeted gene inhibiting the process called translation, which turns the message (mRNA) into a protein. The general mechanism for the silencing the oncogene is actually an evolutionary process developed by cells for translation regulation or to protect against viruses.

We believe our approach also builds upon the validation of our target KRAS mutations as a target for cancers, as seen with the two small molecule KRAS inhibitors currently on the market for non-small cell lung cancer, and the validation of siRNA technology, as it is currently on the market for six non-oncological indications. None of these agents is appropriate for our intended primary indication, but we believe they do support our premises regarding target (KRAS) and basic technology (siRNA) for use in the oncological area. A key distinction between our technology and the existing inhibitors of KRAS is that our siRNA technology prevents the production of the KRAS protein, compared to the inhibitors which inhibit the KRAS protein after it is functioning.  Thus, our approach stops the oncogenic process at an earlier level and brings us closer to stopping this important oncological process.  Our approach may also have implications for reducing limiting factors of the marketed KRAS inhibitors.

The specific mechanism of this silencing activity is depicted in the figure below. siRNAs, usually 19-25 NTs, enter the cell as a double-standard complex. Once in the inner cell matrix, they bind to an RNA-induced silencing complex of enzymes (RISC), which splits the siRNA into two single RNA strands referred to as the passenger (sense) strand and the guide (antisense) strand. It is the antisense which is the active part. The single guide strand has complementary binding to the target mRNA and thereby acts as an inducing guide for other enzymes in the RISC complex to bind and induce specific cleavage of the now double stranded target mRNA. As the siRNA guide strand is designed to be complementary to the RNA message around the site of the mutation of the gene to be silenced, in our case the mutated KRAS oncogene, once the message (mRNA) is destroyed, the oncogene is silenced. As the sense-strand of the siRNA is designed to be specific for the targeted KRAS, there is a specificity to the silencing of this driver of cancer.

Endosomal scape
siRNA
Assembly of RISC
RISC complex
siRNA unwinding
Activated RISC
Recruiting RISC to mRNA
mRNA recognition
RNA
Transcription
DNA
Sequence-specific
gene silencing
Cleavage of mRNA
Inhibition of protein synthesis

Our first-generation siRNA product candidate, siG12D, is an extended-release formulation of siRNA. While originally designed to combat the KRAS G12D mutation in patients with LAPC, siG12D was shown to have silencing activity in other KRAS mutations including G12V as well as to a lesser degree in G12C and G12R. The product candidate is comprised of the anti-KRAS(G12D) siRNA drug substance (siG12D), formulated in a biodegradable polymeric matrix (PLGA) as solid rods in order to obtain an extended-release profile. To overcome the difficulties of a systemic drug to enter the pancreatic tumor environment and to obtain a sufficiently high level of siRNA in the pancreatic cell without inducing unnecessary side effects, the siRNA is directly delivered intratumorally using a standard ultrasound guided endoscopy (EUS). We refer to this first generation product formulation as siG12D-LODER or Loder. Loder has undergone extensive pre-clinical testing as well as Phase 1 and 2s clinical trials.

Our second-generation siRNA product candidate, SIL204, is an optimized form of the first-generation Loder. in a solution. While pre-clinical testing of SIL204 has shown silencing activity of KRAS mutations including G12D, G12V, G12C, G12R, Q61H and G13D in varying degrees, we are planning to concentrate on its ability to inhibit KRAS G12D and KRAS G12V mutations in patients with LAPC.   The second-generation siRNA drug substance aims to provide improved uptake into tumor cells by introducing a hydrophobic tail that enhances movement into the cells.   Additionally, second-generation siRNA drug substances include modified nucleotides in the siRNA that enhance stability and corresponding half-life. Administration is also intratumorally via ultrasound guided endoscopy (EUS), of the type typically used for pancreatic biopsies to diagnose pancreatic cancer and can be done by a typical gastrointestinal endoscopist, but can be administered via a smaller, more flexible needle.

As discussed further below, we plan to conduct a Phase 2/3 clinical trial of SIL204 targeting KRAS G12D and G12V mutations. Testing against other oncogenic KRAS-mutations is also planned.

We believe the optimization of our siRNA and moving to the second generation product allows for more of a personalized medicine approach to the dosing, allowing the siRNA dose to be adjusted to the tumor size. The potential higher concentration of the siRNA solution, smaller, more flexible needle, and substantially more stable siRNA is expected to allow for treatment of a broader range of tumor sizes and locations, than with Loder, without requiring additional intratumoral administrations.

Clinical Studies

Phase 2 Clinical Study with First Generation siRNA Product, siG12DLoder

From 2018 to 2023, we conducted a prospective, multi-center, Phase II, open label study to evaluate the efficacy, safety and tolerability of siG12D-LODER in two separate cohorts across five sites in Israel and four in the U.S., which followed upon a Phase 1 clinical study that had been conducted with siG12D-LODER in Israel.  siG12D LODER serves as a prototype for SIL204.

Cohort 1 was a randomized and controlled two-arm study of 37 subjects with unresectable LAPC to assess the efficacy, safety, tolerability and pharmacokinetics of siG12D-LODER when used in combination with standard chemotherapy treatment (gemcitabine + nab-Paclitaxel) compared to gemcitabine + nab-Paclitaxel alone in subjects. Cohort 2 was a single arm study of 22 subjects with unresectable and borderline resectable LAPC to assess the efficacy, safety, and tolerability of siG12D-LODER in combination with standard of care chemotherapy treatment (gemcitabine + nab-paclitaxel or FOLFIRINOX (FFX) or modified FOLFIRINOX (mFFX)).  The patients’ KRAS mutation was not an inclusion/exclusion criteria for the study and all patients meeting the other inclusion/exclusion criteria were recruited to the trial, regardless of whether they had a KRAS mutation or which specific mutation they had.  All patients were in the safety cohort.

The KRAS mutation status was however determined post-hoc in a sample of 31 patients (21 of whom were Loder treated) in the table below:

KRAS G12x Mutation	Cohort 1 Arm 2 (Control)	Cohort 1 Arm 1 (Treatment)	Cohort 1 % Arm 1 Tx	Cohort 2 (Treatment)	All Treated %
R	5/10	1/12	8	2/9	26(8/31)
D	2/10	3/12	25	2/9	23(7/31)
V	3/10	8/12	67	5/9	52(16/31)

A total of up to eight Loders (2.8 mg siRNA/Loder) were inserted into the pancreatic tumor per single administration. Insertion was done using EUS. The trial consisted of a screening period (28 days), a treatment phase (12-week Loder treatment cycles at investigator’s discretion with concomitant chemotherapy treatment cycles) and a follow-up phase (up to six months until end of study which is defined as death, withdrawn consent or lost to follow-up). For efficacy, the primary endpoint in the randomized section of the trial (Cohort 1) was overall survival (OS), defined as the time that passed from study entry (screening visit) until death from any cause. For Cohort 2, the primary endpoint was the overall response rate (ORR) by end of treatment; ORR was defined as the proportion of subjects with best overall confirmed response (BOCR) of either a complete response (CR) or partial response (PR). Concerning the secondary endpoint of safety, the endpoints were incidence of adverse events (AEs), and serious adverse events (SAEs) overall, by severity, by relationship to each study intervention, and those that led to discontinuation of study interventions. Other secondary endpoints included ORR for Cohort 1, progression free survival, time to metastatis, time to response, duration of response and rate of disease control.

Overall, a total of 59 subjects with LAPC were enrolled in the study, 38 were treated with Loder and 48 subjects overall (81.3%) completed the study. In Cohort 1, 15/19 (78.9%) completed the Loder arm and 11/18 (61.1%) completed the standard of care arm. In Cohort 2, 21/22 (95.5%) completed the study.

The best efficacy results were observed with those patients harboring a KRAS G12D or KRAS G12V mutation (G12D/V).  Below are the results of this subset analysis, which represents about 70% of the LAPC patients in the general population and the population which we will use for the primary endpoint in our next trial with SIL204.

The Objective Response Rates (ORR), as determined by the standard RECIST v1.1 criteria, in the two cohorts were similar, with 61-64% of the KRASG12D/V patients responding positively

Best % change in tumor size from baseline
50%
40%
30%
20%
10%
0%
-10%
-20%
-30%
-40%
-50%
-60%
-70%
R
R
R
Cohort 1
R
R
R
R
R
R
R
Cohort 1 and 2
G12D
G12V
Chemo:
Loder:
R = Non-resectable tumor becomes resectable

LODER+Chemo	Chemo		LODER+Chemo
% Response	64 (7/11)	20 (1/5)		61 (11/18)
% Response+ becoming resectable	73	40		72

The primary endpoint for the trial was OS in the KRASG12D/V population.  In the overall survival (OS) analysis of the randomized cohort (Cohort 1), the median time to death in the standard of care chemotherapy group was 13.4 months.  When the treatment included the Loder, the OS was increased to 22.7 months. This represents a numerical advantage of 9.3 months.  The Hazard ratio (HR)=0.59, (95% CI, 0.18, 1.96, p=0.39), which represents ~65% increase in median overall survival (OS) LODER+SoC vs. SoC.  .  The Loder treatment group in this analysis of KRASG12D/V was n=11 and for the Control group n=5.  Despite the relatively small size, OS of the control group is consistent with that found in the literature for non-resectable-localized-PC (Gemenetzis, G. et al, 2019). Although the trial was not powered for nor reached statistical significance, the results indicate a positive trend for an improvement in OS and ORR with Loder + SOC in the KRASG12D/V mutation group.

+ Censored
Survival Probability
1.0
0.8
0.6
0.4
0.2
0.0
SOC chemo 13.4 mo.
siRNA+SOC chemo 22.7 mo.
Days
Chemotherapy 5 4 2 1 0
LODER 11 10 8 4 2 1
0 250 500 750 1000 1250

Combining both Cohorts (1 + 2) (cohort 2 having only a single Loder + SOC treatment arm but adding it to the randomized treatment arm of Loder + SoC chemo) and comparing it to the Control group from Cohort 1 (SoC chemo) also showed an advantage for the Loder arm, but smaller than randomized Cohort 1 alone.

The  endpoints of safety (secondary endpoints) were met.  Loder treatment was considered to be well tolerated, with adverse events mostly related to endoscopic ultrasound procedure and seen as reversible abdominal pain.  The Independent Drug Safety Monitoring Board (DSMB) Reviews did not indicate safety concerns nor safety restriction.  Overall in the trial there were approximately 93 Loder cycles to 38 subjects. Each cycle had ~4 injections to tumor for ~ 372 Loder injections.

The Serious Adverse Events (SAEs) related to treatment in patients with LAPC who received Loder + Chemotherapy (treatment plus EUS-endoscopy administration procedure) were as follows:

SAE	LODER + SOC chemo (n=38)	
	All grades n (%)	Grades 3-4 n (%)
Gastrointestinal disorders	3 (8%)	2 (5%)
Hematemesis	1 (3%)	0 (0%)
STOMACH ACUTE PAIN	1 (3%)	1 (3%)
Gastric hemorrhage	1 (3%)	1 (3%)
General disorders and administration site conditions	2 (5%)	0 (0%)
Fever	2 (5%)	0 (0%)
Hepatobiliary disorders	3 (8%)	2 (5%)
Cholangitis	2 (5%)	1 (3%)
Obstructive Hyperbilirubinemia	1 (3%)	1 (3%)
Infections and infestations	2 (5%)	2 (5%)
Sepsis	1 (3%)	1 (3%)
Pancreas infection	1 (3%)	1 (3%)
Depression	1 (3%)	1 (3%)
Injury, poisoning and procedural complications	1 (3%)	1 (3%)
procedural hemorrhage	1 (3%)	1 (3%)
Nervous system disorders	1 (3%)	1 (3%)
Presyncope	1 (3%)	1 (3%)

 In Cohort 1, all subjects in the Loder treatment group reported at least one moderate or severe treatment emergent adverse event (TEAE) (18 subjects). One subject was reported with a TEAE leading to death (sepsis). This event was deemed as not related to the Loder or the EUS procedure. Of the remaining 17 subjects, one subject was reported with a life-threatening TEAE, gastrointestinal disorders (colitis). The majority of moderate and severe TEAEs reported in the Loder treatment group were attributed to gastrointestinal disorders (10), blood/lymphatic disorders (14), general disorders and administration site conditions (11), metabolism and nutrition disorders (11), and investigations (10). In the SoC treatment group, all subjects reported at least one moderate or severe TEAE (11 subjects). No subjects were reported with a TEAE leading to death. Two subjects were reported with a life- threatening TEAE. The majority of moderate and severe TEAEs reported in the SoC treatment group were attributed to gastrointestinal disorders (10), blood/lymphatic disorders (9), general disorders and administration site conditions (9), metabolism and nutrition disorders (8), and investigations (9).

In Cohort 2, all subjects in the Loder treatment group reported at least one moderate or severe TEAE (20 subjects). One subject was reported with a TEAE leading to death (gastrointestinal disorder). This event was deemed as not related to the Loder or the EUS procedure. Three subjects were reported with a life-threatening TEAE. Of the three subjects, one subject was investigation (neutrophil count decreased) and two subjects were metabolism/nutrition (hyperglycaemia, hyperkalaemia). The majority of moderate and severe TEAEs reported in the Loder treatment group were attributed to gastrointestinal disorders (13), nervous system disorder (10) and investigations (11).

These results are consistent with the good safety profiles of the marketed siRNA products which are on the market for other indications (not oncology).

Regarding pharmacokinetics, in a subset analysis, no measurable amount of Loder was detected (<BLQ) in any plasma samples, which suggests that the siRNA administered intratumorally did not result in any appreciable systemic level.

SIL204 (second generation) Pre-Clinical Studies

We have conducted the evaluation of SIL204 in pharmacology and pharmacokinetics (PK).  The results of the extensive in vitro and in vivo nonclinical studies demonstrated the effects of SIL204 in silencing the KRAS oncogene, tumor development, and the halting of new metastases.

Stability of SIL204

When SIL204 was tested in human serum (ex-vivo) for 48 hours, it was found to be stable for that period, whereas siG12DLoder degraded within the first hour.  When a single subcutaneous treatment of SIL204 (solution, 10mg, not formulated) was administered to Sprague Dawley rats, the SIL204 remained at substantial levels for >56 days in plasma and various tissues

Plasma
Colon
Kidney(left)
Liver
Lung
Pancreas
Skin
10000000
1000000
100000
10000
1000
100
10
1
Concentration (ng/mL) or (ng/g)
0
7
14
21
28
35
42
49
56
Time (Day)

Broadness of silencing activity against various KRAS mutations

SIL204 shows broad silencing (inhibition) of KRAS across the human KRAS mutations that are important for pancreatic, colorectal cancer, and lung cancer at sub-nanomolar concentrations, in a co-transfection model where human KRAS is transfected into mouse Hepa1-6 cells with a Dual-Glo reporter plasmid, This activity not only maintains the silencing activity of Loder but also expands its activity to additional mutations that are considered to be oncogenic.

Mutation	WT KRAS	KRAS G12D	KRAS G12V	KRAS G12C	KRAS G12R	KRAS Q61H*	KRAS G13D*
IC_{50} (nM)	0.16	0.19	0.44	0.47	0.59	0.24	0.37
MAX Inhibition (%)	91	90	80	73	71	88	88

Effect of SIL204 on the growth of human pancreatic tumor cell line

SIL204 Robustly Inhibits Growth of Human Pancreatic Tumor Cell Line (Panc-1)  in Dose-Dependent Manner.

Untreated
SIL-204 100 μg/ml
SIL-204 50 μg/ml
SIL-204 12.5 μg/ml
Cell confluence (%)
30
25
20
15
10
5
0
0
10
20
30
40
50
60
70
80
90
100
Time (hours)

The inhibition of the growth of the human tumor cell lines by SIL204  was also found to work synergistically with fluorouracil, irinotecan, and gemcitabine-containing chemotherapeutic agents. Agents of this class include folfirinox, currently considered the gold-standard for pancreatic cancer chemotherapy, and Gemzar.  This is an important property for being a first-line treatment in pancreatic cancer.

Panc1 cell confluence after 90 hrs
Cell Confluence
0
10
20
30
40
50
Untreated
Gemcitabine 50µM
Gemcitabine 50µM+ SIL-204 25µM
5-FU 100 µM
5-FU 100µM+ SIL-204 25µM
Irinotecan 25µM
Irinotecan 25µM+ SIL-204 25µM
Panc1 cell confluence after 67 hrs
Cell Confluence
15
25
35
45
Untreated
FOLFIRI 50µM
FOLFIRI 50µM+SIL-204

*p<0.05; ** p<0.005; ***p<0.0005

These results are also consistent with the clinical results where siG12DLoder + SOC improves outcomes compared to SOC chemotherapy alone.

In vivo models of efficacy

SIL204 administered subcutaneously (systemically) showed significant efficacy in different mouse metastatic pancreatic orthotopic models, where the human pancreatic tumor cell lines (tumors) grow in their native pancreatic environment.

o
Where the tumor was the human pancreatic tumor cell line AsPC-1, which harbors the  KRAS G12D mutation, SIL204 showed a 70% reduction in overall bioluminescence, an indication of tumor cell number, by day 28, at a dose whose human equivalency is a proposed SIL204 dose to be used clinically.

Negative Control
SIL204-Low Dose
10000
8000
6000
4000
2000
0
0
7
14
21
28
Bioluminescence change (%)
Days after the start of treatment

Where the tumor was the human pancreatic tumor cell line Panc-1, which also harbors the KRAS G12D mutation, SIL204 halted the tumor growth.  Bioluminescence or tumor cell numbers decreased dramatically in a dose-dependent manner, with the highest-dose group showing the most significant effect (control increased by ~100% while SIL204-treated decreased by 12%).

Negative Control
SIL204- High Dose
Bioluminescence change (%)
140
120
100
80
60
40
20
0
-20
0
7
14
Days after the start of treatment

 ~80% reduction in bioluminescence by day 28 was also observed with tumors grown with the human pancreatic cell line BxPC-3 which does not carry a KRASG12 mutation.

When the bioliluminesence was determined in the various organs of the mice, SIL204 treatment was found to significantly reduce the metastatic spread to secondary organs, substantially lowering metastatic burden across the liver, intestine, spleen and stomach in the two models checked for the various organs, the Panc-1 and BxPC-3 models.

Safety and specificity of SIL204 as determined from in silico analyses

Potential binding sites of SIL204 to human genome/transcriptome and regulatory microRNAs (miR), when judged on Gibb’s free energy change (ΔG) of duplex, not mismatch penalties, like BLAST, was determined using various software programs, including ThermoSearch and OMP DE (DNA Software).

When analyzing first for on-target binding (KRASG12V), the binding values indicated a strong on-target binding (-31kcal/mol).  When analyzing for off-target effects, which might result in an adverse event, in the genome/transcriptome, or its ability to inhibit regulatory microRNAs or act as a regulatory microRNA mimic, SIL204 was determined to have a high specificity, with strong on-target binding and minimal off-target binding.  These results substantially reduce the risk of a systemic side effect from SIL204.

The results from efficacy models where SIL204 was subcutaneously administered, together with the pharmacokinetic and stability data and in silico binding data, indicate that systemic SIL204 delivery can be a viable administration route.

Manufacturing

We rely on and intend to continue to rely on third-party contract manufacturing organizations for drug substance and drug products for our clinical trials. We have agreements with contract manufacturers for the manufacturing of SIL204 and its formulation development for clinical development.

Future Development Plans

We plan to conduct a Phase 2/3 prospective, randomized, controlled, multinational, two-arm, open-label trial in LAPC subjects that harbor the KRAS G12D/V mutations to evaluate the efficacy, safety and tolerability of SIL204 administered intratumorally in combination with SoC chemotherapy versus SoC chemotherapy only. The study design, including the dose and dosing frequency, the combination with SoC chemotherapy, the proposed target population and safety monitoring is based on the experience with the preceding Phase 1 and 2 clinical studies with the first-generation siRNA product candidate, Loder.

The study is initially planned to enroll approximately 388 subjects and has an adaptive design with several segments— a screening period which includes a biopsy for KRAS mutations, and a CT scan and physiologic profiling to ensure subjects are qualified for treatment. The first Phase will be a non-randomized safety run-in phase, followed by a randomized Phase 2 phase leading to the Phase 3 phase of the trial. There also will be an interim analysis for sample size adjustment between the Phase 2 and Phase 3 segments of the trial. The following period for each patient will be 24 months. The study design is powered for statistical significance and designed to meet regulatory requirements to be considered a pivotal trial. The safety will be review by an independent Data and Safety Monitoring Board (DSMB)

In support of our planned Phase 2/3 trial of SIL204, we held a meeting with the Federal Institute for Drugs and Medical Devices in Germany (BfArM) to discuss the planned design of the Phase 2/3 trial, at which BfArM agreed, in principle, to the design. In preparation for the study, we plan to initiate toxicology studies of SIL204 in 2025 followed by the regulatory submission in Q1 2026 to initiate the Phase 2/3 trial in the first half of 2026. Currently, we manufacture SIL204 under GMP production to be used for the clinical trial. At this time, we are focused on the further development of the core siRNA technology underlying SIL204 as well as our clinical development of SIL204. We are furthermore planning a preclinical study to expand our pipeline for additional indications of SIL204 and combination use.

We expect to apply in 2026 for Orphan Drug Designation in both the U.S. and EU. In the U.S., Orphan Drug designation by the FDA gives a company exclusive marketing rights for a seven-year period, along with other benefits to recoup the costs of researching and developing drugs to treat rare diseases. In the EU, a company receives data exclusivity for 10 years which provides protection from similar drugs being approved. We believe the size of the localized pancreatic cancer market fits the requirements for this designation however there can be no assurance that we will be granted such designation and such designation neither shortens the development time or regulatory review time of a drug nor does it increase the likelihood for any approval in the regulatory review process. Our continued development plans for SIL204 are not dependent on whether we are granted Orphan Drug Designation.

Our Strategy

Our goal is to have a positive impact on the health and treatment of KRAS driven cancer patients, in general and initially with pancreatic cancer through the continued development and commercialization of our pipeline. Key elements of our strategy to advance toward this goal include the following:

●
Advancing the clinical development of SIL204 for the treatment of LAPC.    Our Phase 2 trial with our first-generation siRNA product, Loder in LAPC patients acts as a validation of approach and foundation for our continued development efforts. As further described in “Future Development Plans”, we plan to initiate toxicology studies of SIL204 in 2025 followed by the regulatory submission in Q1 2026 to initiate a Phase 2/3 trial of SIL204 powered for statistical significance. At this time, we are focused on the further development of the core siRNA technology,  SIL204, as well as the clinical development and expansion of our pipeline

●	Leveraging our platform to other oncological indications harboring the KRASG12 mutation.

●	Advancing SIL204 to commercialization. We have assembled a world class clinical advisory board for better understanding the market in the U.S. and EU.

●
Forming strategic alliances and collaborating with partners to augment our capabilities.    We may pursue strategic alliances with other biopharmaceutical companies with well-established presences in the specialties we aim to target for our indications. This may include co-marketing, co-promotion, and co-development relationships, or a partnership with a diagnostics company to help improve availability of rapid testing. We also intend to explore options to work with partners to augment the study and treatment of patients and the impact of our product candidates, including medical professionals, healthcare professional networks, pharmacy benefit managers, insurance companies, and artificial intelligence companies.

Our History

Silexion was established as Silenseed Ltd in 2008 as an Israeli company which underwent a name change to Silexion Therapeutics Ltd. in May 2023. During April 2022, our management was replaced following a health condition of the then-founder and CEO of Silexion, and the new management, after evaluating the viability of commercializing the Loder, has decided to pivot from the first-generation siRNA product candidate to the second-generation siRNA product candidate and develop SIL204.

Competition

The biotechnology and pharmaceutical industries, and the oncology sector, are characterized by a rapid evolution of technologies, fierce competition and strong defense of intellectual property rights. While we believe that our discovery programs and technology provide us with competitive advantages, we face competition from major biotechnology and pharmaceutical companies, academic institutions, governmental agencies and public and private research institutions, among others.

Any product candidates that we successfully develop and commercialize will compete with currently approved therapies and new therapeutics that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include efficacy, safety and convenience of our products as compared to other available therapeutics.

There are a large number of companies developing or marketing treatments for cancer, including major biotechnology and pharmaceutical companies. These treatments consist of novel treatments based on small molecule drug products, cell-based therapies, as well as traditional chemotherapy treatments. There are also an increasing number of companies commercializing treatments and/or developing programs specifically targeting KRAS mutations, including KRAS G12D and KRAS G12V, in a variety of manners and for a variety of indications, including cancer, including Amgen Inc., Bristol-Myers Squibb Company (through the recently acquired Mirati Therapeutics, Inc.), Revolution Medicines, Inc., AstraZeneca (in collaboration with Usynova), BioNTech, Roche, Merck/Moderna, Boehringer and Gilead. Smaller and other early-stage companies may also prove to be significant competitors. In addition, academic research departments and public and private research institutions may be conducting research on compounds that could prove to be competitive.

Many of the companies against which we may compete have significantly greater financial resources and expertise in the research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Similar or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, and establishing clinical trial sites and patient registration for clinical trials, as well as acquiring technologies complementary to, or necessary for, our programs.

Our competitors have already and/or may obtain more rapidly than we may obtain approval FDA, or other regulatory approval for commercialization of product. As a result, our competitors could establish a strong market position before we are able to enter the market with our products. The availability of coverage and reimbursement from government and other third-party payors for competing products at the time of commercialization of our products will also significantly affect the pricing and competitiveness of our products.

Intellectual Property

Our business depends, in part, on our ability to develop and maintain the proprietary aspects of our products.

We are seeking patent protection for our product (SIL204) in International Patent Application No. PCT/IL2023/051276 filed on December 14, 2023 (the “276 Application”)

The minimum expiration date of any patent that is issued from the 276 Application is December 14, 2043. However, given typical practice with respect to regulatory-related patent term extensions, this date may be extended up to an additional five years in many countries, depending on the length of the regulatory process, to a maximum final expiration date of December 14, 2048.

The 276 Application was published on June 20, 2024 as International Patent Publication No. WO 2024/127405.

In addition to patent laws, we rely on copyright and trade secret laws to protect our proprietary rights. We also attempt to protect our trade secrets and other proprietary information through agreements with vendors, employees, and consultants.

Property and Facilities

Our principal executive officers are currently located in Ramat-Gan, Israel, where we lease a space of 464 square meters consisting of offices, under a lease agreement that will expire on October 31, 2026 (initial term of two years and extension option reasonably certain to be exercised ending October 31, 2028).

Employees

As of the date of this Annual Report, we have eleven full-time and three part-time employees. All of our employees are based in Israel. None of our employees are represented by labor unions or covered by collective bargaining agreements. We believe that we maintain good relations with all of our employees.

Grants from the Israeli Innovation Authority

During 2009 to 2020, we received several approvals from the IIA for participation in research and development activities performed by us in a total amount of $5.8 million.

The Company is obligated to pay royalties to the IIA amounting to 3%-5% of the sales of all of its product candidates and other related revenues generated from such projects, up to 100% of the grants received, linked to the U.S. dollar and bearing interest at the rate of LIBOR. The obligation to pay these royalties is contingent upon actual sales of the products and, in the absence of such sales, no payment is required. In October 2023, it was published that the interest rate of the grants will be replaced with the 12-month term SOFR published on the first trading day of each calendar year.

As of December 31, 2024, the total royalty amount that may be payable by the Company is approximately $5.8 million ($6.5 million including interest).

Legal Proceedings

From time to time, we may become involved in actions, claims, suits, and other legal proceedings arising in the ordinary course of our business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties, or employment-related matters. We are not currently subject to any material legal proceedings.

Regulatory Environment

Government Regulation

Clinical trials, the drug approval process, and the marketing of drugs are intensively regulated in the United States and in all major foreign countries. Government authorities in the United States (including federal, state, and local authorities) and in other countries (including federal, state, and local authorities) extensively regulate, among other things, the manufacturing, research and clinical development, marketing, labeling and packaging, storage, distribution, post-approval monitoring and reporting, advertising and promotion, pricing, and export and import of pharmaceutical products, such as those we are developing. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Government Regulation

In the United States, the Food and Drug Administration, or FDA, regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA) and related regulations and biologics under the FDCA and the Public Health Service Act (PHSA) and its implementing regulations. FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug, can be marketed in the United States. Drugs and biologics are also subject to other federal, state and local statutes and regulations. Failure to comply with the applicable United States regulatory requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include the imposition by the FDA or an Institutional Review Board, or IRB, of a clinical hold on trials, the FDA’s refusal to approve pending applications or supplements, license suspension or revocation, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us.

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, distribution, record keeping, approval, advertising and promotion of our products.

The FDA’s policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our platforms and candidate products or any future product candidates or approval of new disease indications or label changes. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

Marketing Approval

The process required by the FDA before product candidates may be marketed in the United States, the European Medicines Agency, or EMA, before a product can be marketed in Europe, and Medicines & Healthcare products Regulatory Agency (MHRA) for the United Kingdom, generally involves the following:

●	completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the GLP regulations;

●
submission to the FDA of an investigational new drug application, or IND, Clinical Trial Application (CTA) for Europe which must become effective or approved before human clinical studies may begin and must be updated on a regular basis;

●	approval by an independent institutional review board, or IRB, or ethics committee representing each clinical site before each clinical study may be initiated;

●	performance of adequate and well-controlled human clinical studies to establish the safety and efficacy of the product candidate for each proposed indication;

●
preparation of and submission to the FDA of a new drug application, or NDA, or biologics license application, or BLA, or for Europe a Marketing Authorization Application (MAA) after completion of all pivotal clinical studies;

●
potential review of the product application by an FDA advisory committee, where appropriate and if applicable. In the EU, the Committee for Medicinal Products for Human Use (CHMP) issues a scientific opinion to the European Commission which issues the marketing authorization;

●	a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;

●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities where the proposed product drug substance is produced to assess compliance with cGMP; and

●
FDA review and approval of an NDA or BLA or marketing authorization in the European Union (EU) in all European Union Member States plus Norway, Iceland and Liechtenstein, prior to any commercial marketing or sale of the drug in the United States. Note that if the centralized procedure is used, which is mandatory for all new anticancer products, a marketing authorization is issued centrally by the EU commission, which is valid immediately in all member states of the EEA (EU plus Iceland, Norway, and Liechtenstein).

The testing and approval process requires substantial time and financial resources, and we cannot be certain that any approvals for our candidate products will be granted on a timely basis, if at all.

An IND/CTA is a request for authorization from the FDA/national regulatory authorities in Europe to administer an investigational new drug product to humans. The central focus of an IND/CTA submission is on the general investigational plan and the protocol(s) for human studies. The IND and CTA also include results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational new drug. An IND or a CTA must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the proposed clinical studies. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before clinical studies can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical studies to commence. In Europe, a CTA is required to be approved by regulators, which may take several months. Accordingly, submission of a CTA to European regulators may or may not result in permission to commence clinical studies in Europe.

We will need to successfully complete an extensive additional clinical trial or some clinical trials in order to be in a position to submit a new drug application to the FDA. Our planned future clinical trials for our candidate products may not begin or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in:

●	obtaining regulatory approval to commence a study;

●	reaching agreement with third-party clinical trial sites and their subsequent performance in conducting accurate and reliable studies on a timely basis;

●	obtaining institutional review board approval or an Ethics Committee approval to conduct a study at a prospective site;

●	recruiting patients to participate in a study; and

●	supply of the drug.

We must reach agreement with the FDA/European national authorities on the proposed protocols for our future clinical trials in the United States and EU. A separate submission apart from any IND or initial CTA application we submit must be made for each successive clinical trial to be conducted during product development. Further, an independent IRB or EC for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that site. Informed consent must also be obtained from each study subject. Regulatory authorities, an IRB or EC, a data safety monitoring board or the Sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the participants are being exposed to an unacceptable health risk.

Clinical Studies

Clinical studies involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with current cGCP/GCP, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical studies are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. A protocol for each clinical study and any subsequent protocol amendments must be submitted to the FDA and/or European national authorities as part of the IND or CTA. Additionally, approval must also be obtained from each clinical study site’s IRB or EC before the studies may be initiated, and the IRB/EC must monitor the study until completed. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

Our objective is to conduct additional clinical trials for our candidate products and, if those trials are successful, seek marketing approval from the FDA and other worldwide regulatory bodies.

For purposes of NDA approval, human clinical trials are typically conducted in phases that may overlap.

●
Phase 1.    The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

●
Phase 2.    This phase involves trials in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

●
Phase 3.    This phase involves trials undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population, often at geographically dispersed clinical trial sites. These trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling.

•          Phase 2/3.  This type of trial incorporates the goals of Phase 2 and Phase 3 clinical trials in one combined trial.

●
Phase 4.    In some cases, the FDA or the EMA may condition approval of an NDA or BLA or MAA for a product candidate on the Sponsor’s agreement to conduct additional clinical studies after approval. In other cases, a sponsor may voluntarily conduct additional clinical studies after approval to gain more information about the drug. Such post-approval studies are typically referred to as Phase 4 clinical studies.

A pivotal study is a clinical study that adequately meets regulatory agency requirements for the evaluation of a drug candidate’s efficacy and safety such that it can be used to justify the approval of the product. Generally, pivotal studies are Phase 3 studies, but the FDA or EMA may accept results from a Phase 2 study if such study’s design provides a well-controlled and reliable assessment of clinical benefit, particularly in situations where there is an unmet medical need and the results are sufficiently robust.

The FDA/EMA, the IRB/EC, or the clinical study sponsor may suspend or terminate a clinical study at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk.

Additionally, some clinical studies are overseen by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board or committee. This group provides authorization or recommendation for whether or not a study may move forward at designated check points based on access to certain data from the study. We may also suspend or terminate a clinical study based on evolving business objectives and/or competitive climate. All of these trials must be conducted in accordance with cGCP requirements in order for the data to be considered reliable for regulatory purposes.

The clinical study process can take several (2- 12 or more) years to complete, and there can be no assurance that the data collected will support FDA or EU Commission approval or licensure of the product. Government regulation may delay or prevent marketing of product candidates or new drugs for a considerable period of time and impose costly procedures upon our activities. We cannot be certain that the FDA or any other regulatory agency will grant approvals for our candidate products or any future product candidates on a timely basis, if at all. Success in early stage clinical trials does not ensure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.

The NDA Approval Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed investigational new drug product information is submitted to the FDA in the form of an NDA or BLA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs and BLAs is subject to an application user fee. For fiscal year 2014, the application user fee exceeds $2.1 million, and the Sponsor of an approved NDA or BLA is also subject to annual product and establishment user fees, set at $104,060 per product and $554,600 per establishment. These fees are typically increased annually. Applications for orphan drug products are exempted from the NDA and BLA user fees and may be exempted from product and establishment user fees, unless the application includes an indication for other than a rare disease or condition.

An NDA or BLA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational new drug product to the satisfaction of the FDA.

The FDA will initially review the NDA for completeness before it accepts it for filing. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that the application is sufficiently complete to permit substantive review. After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA may refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Based on pivotal Phase 3 trial results submitted in an NDA, upon the request of an applicant, the FDA may grant a priority review designation to a product, which sets the target date for FDA action on the application at six months, rather than the standard ten months. Priority review is given where preliminary estimates indicate that a product, if approved, has the potential to provide a significant improvement compared to marketed products or offers a therapy where no satisfactory alternative therapy exists. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

After the FDA completes its initial review of an NDA, it will communicate to the sponsor that the drug will either be approved, or it will issue a complete response letter to communicate that the NDA will not be approved in its current form and inform the sponsor of changes that must be made or additional clinical, nonclinical or manufacturing data that must be received before the application can be approved, with no implication regarding the ultimate approvability of the application.

Before approving an NDA or BLA, the FDA will typically inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.

Additionally, before approving an NDA, the FDA may inspect one or more clinical sites to assure compliance with GCPs. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it typically will outline the deficiencies and often will request additional testing or information. This may significantly delay further review of the application. If the FDA finds that a clinical site did not conduct the clinical trial in accordance with GCP, the FDA may determine the data generated by the clinical site should be excluded from the primary efficacy analyses provided in the NDA. Additionally, notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

The testing and approval process for a drug requires substantial time, effort and financial resources, and this process may take several years to complete. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our products.

The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called Phase 4 studies may be made a condition to be satisfied for continuing drug approval. The results of Phase 4 studies can confirm the effectiveness of a product candidate and can provide important safety information. In addition, the FDA now has express statutory authority to require sponsors to conduct post-market studies to specifically address safety issues identified by the agency.

Any approvals that we may ultimately receive could be withdrawn if required post-marketing trials or analyses do not meet the FDA requirements, which could materially harm the commercial prospects for our candidate products.

The FDA also has authority to require a Risk Evaluation and Mitigation Strategy, or REMS, from manufacturers to ensure that the benefits of a drug or biological product outweigh its risks. A sponsor may also voluntarily propose a REMS as part of the NDA submission. The need for a REMS is determined as part of the review of the NDA. Based on statutory standards, elements of a REMS may include “dear doctor letters,” a medication guide, more elaborate targeted educational programs, and in some cases restrictions on distribution. These elements are negotiated as part of the NDA approval, and in some cases if consensus is not obtained until after the PDUFA review cycle, the approval date may be delayed. Once adopted, REMS are subject to periodic assessment and modification.

Even if a product candidate receives regulatory approval, the approval may be limited to specific disease states, patient populations and dosages, or might contain significant limitations on use in the form of warnings, precautions or contraindications, or in the form of onerous risk management plans, restrictions on distribution, or post-marketing study requirements. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delay in obtaining, or failure to obtain, regulatory approval for our candidate products, or obtaining approval but for significantly limited use, would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

Expedited Review and Accelerated Approval Programs

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of NDAs and BLAs. For example, Fast Track Designation may be granted to a drug intended for treatment of a serious or life-threatening disease or condition that has potential to address unmet medical needs for the disease or condition. The key benefits of fast track designation are the eligibility for priority review, rolling review (submission of portions of an application before the complete marketing application is submitted), and accelerated approval, if relevant criteria are met. Based on results of the Phase 3 clinical study(ies) submitted in an NDA or BLA, upon the request of an applicant, the FDA may grant the NDA or BLA a priority review designation, which sets the target date for FDA action on the application at six months after the FDA accepts the application for filing. Priority review is granted where there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition. If criteria are not met for priority review, the application is subject to the standard FDA review period of ten months after FDA accepts the application for filing. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

Under the accelerated approval program, the FDA may approve an NDA or a BLA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after marketing approval are generally required to verify the drug’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In addition, the Food and Drug Administration Safety and Innovation Act (FDASIA), which was enacted and signed into law in 2012, established the new “breakthrough therapy” designation. A sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.

FDA Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

Drug manufacturers are subject to periodic unannounced inspections by the FDA and state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

We rely, and expect to continue to rely, on third parties for the production of clinical quantities of our product candidates, and expect to rely in the future on third parties for the production of commercial quantities. Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical studies to assess new safety risks, or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

●	fines, warning letters or holds on post-approval clinical studies;

●	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;

●	injunctions or the imposition of civil or criminal penalties; or

●	product seizure or detention, or refusal to permit the import or export of products.

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

Orphan Designation and Exclusivity

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or, if it affects more than 200,000 individuals in the United States, when there is no reasonable expectation that the cost of developing and making the drug for this type of disease or condition will be recovered from sales in the United States.

Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding of clinical study costs, tax advantages, and user-fee waivers. In addition, if a product receives FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity.

Patent Term Restoration

Depending upon the timing, duration, and specifics of the FDA approval of the use of our product candidates, U.S. patents that may be granted to us in the future may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA, plus the time between the submission date and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical studies and other factors involved in the filing of the relevant NDA or BLA.

Biosimilars and Exclusivity

The Patient Protection and Affordable Care Act, or Affordable Care Act, signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (BPCI Act), which created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product. This amendment to the PHSA attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structure of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

A reference biologic is granted twelve years of exclusivity from the time of first licensure of the reference product. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against other biologics submitting under the abbreviated approval pathway for the lesser of (i) one year after the first commercial marketing, (ii) eighteen months after approval if there is no legal challenge, (iii) eighteen months after the resolution in the applicant’s favor of a lawsuit challenging the biologics’ patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period.

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Act, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application (ANDA) to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug (RLD).

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to an RLD if “the rate and extent of absorption of the [generic] drug do not show a significant difference from the rate and extent of absorption of the listed drug. . . .”

Upon approval of an ANDA, the FDA indicates that the generic product is “therapeutically equivalent” to the RLD and it assigns a therapeutic equivalence rating to the approved generic drug in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider an “AB” therapeutic equivalence rating to mean that a generic drug is fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of an “AB” rating often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

The FDCA provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity. In cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication.

Hatch-Waxman Patent Certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or a method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval.

Specifically, the applicant must certify with respect to each patent that:

●	the required patent information has not been filed;

●	the listed patent has expired;

●	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

●	the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant.

European Union/Rest of World Government Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical studies and any commercial sales and distribution of our products.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. In the European Union, for example, a clinical study application, or CTA, must be submitted for each clinical protocol to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is accepted in accordance with a country’s requirements, the clinical study may proceed.

The requirements and process governing the conduct of clinical studies vary from country to country. In all cases, the clinical studies are conducted in accordance with cGCP, the applicable regulatory requirements, and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational medicinal product under European Union regulatory systems, we must submit a marketing authorization application. The content of the NDA or BLA filed in the United States is similar to that required in the European Union, with the exception of, among other things, country-specific document requirements.

For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing product licensing, pricing, and reimbursement vary from country to country.

Countries that are part of the European Union, as well as countries outside of the European Union, have their own governing bodies, requirements, and processes with respect to the approval of pharmaceutical products. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Authorization Procedures in the European Union

Medicines can be authorized in the European Union by using either the centralized authorization procedure or national authorization procedures.

Centralized procedure

The EMA implemented the centralized procedure for the approval of human medicines to facilitate marketing authorizations that are valid throughout the European Economic Area, or EEA, which is comprised of the 27 member states of the European Union plus Norway, Iceland, and Lichtenstein. This procedure results in a single marketing authorization issued by the EMA that is valid across the EEA. The centralized procedure is compulsory for human medicines that are: derived from biotechnology processes, such as genetic engineering, contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions, and officially designated orphan medicines.

For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the European Commission following a favorable opinion by the EMA, as long as the medicine concerned is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health.

National authorization procedures

There are also two other possible routes to authorize medicinal products in several European Union countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:

●
Decentralized procedure.    Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one European Union country of medicinal products that have not yet been authorized in any European Union country and that do not fall within the mandatory scope of the centralized procedure.

●
Mutual recognition procedure.    In the mutual recognition procedure, a medicine is first authorized in one European Union Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other European Union countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.

In most cases, a Pediatric Investigation Plan, and/or a request for waiver or deferral, is required for submission prior to submitting a marketing authorization application. A PIP describes, among other things, proposed pediatric studies and their timing relative to clinical studies in adults.

New Chemical Entity Exclusivity

In the European Union, new chemical entities, sometimes referred to as new active substances, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic (abbreviated) application for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced, but not approved for two years. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

Orphan Designation and Exclusivity

In the European Union, the EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the European Union Community and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the medicinal product.

In the European Union, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following medicinal product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity, and may be prolonged to a total of 12 years, if pediatric studies in accordance with a PIP are being performed.

Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Exceptional Circumstances/Conditional Approval

Orphan drugs or drugs with unmet medical needs may be eligible for EU approval under exceptional circumstances or with conditional approval. Approval under exceptional circumstances is applicable to orphan and non-orphan products and is used when an applicant is unable to provide comprehensive data on the efficacy and safety under normal conditions of use because the indication for which the product is intended is encountered so rarely that the applicant cannot reasonably be expected to provide comprehensive evidence, when the present state of scientific knowledge does not allow comprehensive information to be provided, or when it is medically unethical to collect such information. Conditional marketing authorization is applicable to orphan medicinal products, medicinal products for seriously debilitating or life-threatening diseases, or medicinal products to be used in emergency situations in response to recognized public threats. Conditional marketing authorization can be granted on the basis of less complete data than is normally required in order to meet unmet medical needs and in the interest of public health, provided the risk-benefit balance is positive, it is likely that the applicant will be able to provide the comprehensive clinical data, and unmet medical needs will be fulfilled. Conditional marketing authorization is subject to certain specific obligations to be reviewed annually.

Accelerated Review

Under the Centralized Procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the EMA’s Committee for Medicinal Products for Human Use (CHMP)). Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. In this circumstance, EMA ensures that the opinion of the CHMP is given within 150 days, excluding clock stops.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payors. Third-party payors include government authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain regulatory approvals. Our product candidates may not be considered medically necessary or cost-effective. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit.

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. By way of example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Healthcare Reform Law, contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

In the European Community, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on cost containment measures in the United States and other countries has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Other Healthcare Laws and Compliance Requirements

If we obtain regulatory approval for any of our product candidates, we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

●
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

●
federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

●
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

●
the federal transparency laws, including the federal Physician Payment Sunshine Act, that requires drug manufacturers to disclose payments and other transfers of value provided to physicians and teaching hospitals;

●	HIPAA, as amended by HITECH and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

●
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

The Healthcare Reform Law broadened the reach of the fraud and abuse laws by, among other things, amending the intent requirement of the federal Anti-Kickback Statute and the applicable criminal healthcare fraud statutes contained within 42 U.S.C. § 1320a-7b, effective March 23, 2010. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Healthcare Reform Law provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute. Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

We are also subject to the Foreign Corrupt Practices Act, or FCPA, which prohibits improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business.

Safeguards we implement to discourage improper payments or offers of payments by our employees, consultants, and others may be ineffective, and violations of the FCPA and similar laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, any of which would likely harm our reputation, business, financial condition and result of operations.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, exclusion from participation in government healthcare programs, such as Medicare and Medicaid and imprisonment, damages, fines and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Labeling, Marketing and Promotion

The FDA closely regulates the labeling, marketing and promotion of drugs. While doctors are free to prescribe any drug approved by the FDA for any use, a company can only make claims relating to safety and efficacy of a drug that are consistent with FDA approval, and the Company is allowed to actively market a drug only for the particular use and treatment approved by the FDA. In addition, any claims we make for our products in advertising or promotion must be appropriately balanced with important safety information and otherwise be adequately substantiated. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising, injunctions and potential civil and criminal penalties. Government regulators recently have increased their scrutiny of the promotion and marketing of drugs.

Pediatric Research Equity Act

The Pediatric Research Equity Act (PREA) amended the FDCA to authorize the FDA to require certain research into drugs used in pediatric patients. The intent of PREA is to compel sponsors whose drugs have pediatric applicability to study those drugs in pediatric populations, rather than ignoring pediatric indications for adult indications that could be more economically desirable. The Secretary of Health and Human Services may defer or waive these requirements under specified circumstances.

Anti-Kickback and False Claims Laws

In the United States, the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, state Attorneys General, and other state and local government agencies. For example, sales, marketing and scientific/educational grant programs must comply with the Medicare-Medicaid Anti-Fraud and Abuse Act, as amended (the “Anti-Kickback Statute”), the False Claims Act, as amended, the privacy regulations promulgated under the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws. Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

In the United States, we are subject to complex laws and regulations pertaining to healthcare “fraud and abuse,” including, but not limited to, the Anti-Kickback Statute, the federal False Claims Act, and other state and federal laws and regulations. The Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid.

The federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services.

There are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. In addition, as discussed below, beginning in 2013, a similar federal requirement will require manufacturers to track and report to the federal government certain payments made to physicians and teaching hospitals made in the previous calendar year. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state, and soon federal, authorities.

Patient Protection and Affordable Health Care Act

In March 2010, the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, PPACA) was enacted, which includes measures that have or will significantly change the way health care is financed by both governmental and private insurers. The fees, discounts and other provisions of this law are expected to have a significant negative effect on the profitability of pharmaceuticals.

Many of the details regarding the implementation of PPACA are yet to be determined, and at this time, it remains unclear the full effect that PPACA would have on our business.

Other Regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Israel

Clinical Testing in Israel

In order to conduct clinical testing on humans in the State of Israel, special authorization must first be obtained from the ethics committee and general manager of the institution in which the clinical studies are scheduled to be conducted, as required under the Guidelines for Clinical Trials in Human Subjects implemented pursuant to the Israeli Public Health Regulations (Clinical Trials in Human Subjects) 5741-1980, as amended from time to time, and other applicable legislation. These regulations require authorization by the institutional ethics committee and general manager as well as from the Israeli Ministry of Health, except in certain circumstances, and in the case of genetic trials, special fertility trials and complex clinical trials, an additional authorization of the Ministry of Health’s overseeing ethics committee. The institutional ethics committee must, among other things, evaluate the anticipated benefits that are likely to be derived from the project to determine if it justifies the risks and inconvenience to be inflicted on the human subjects, and the committee must ensure that adequate protection exists for the rights and safety of the participants as well as the accuracy of the information gathered in the course of the clinical testing. Since we perform a portion of the clinical studies on certain of our therapeutic candidates in Israel, we are required to obtain authorization from the ethics committee and general manager of each institution in which we intend to conduct our clinical trials, and in most cases, from the Israeli Ministry of Health.

New Silexion Corporate Information

New Silexion was formed on April 2, 2024 under the name Biomotion Sciences as a Cayman Islands exempted limited company for the purpose of effecting a business combination with Moringa and Silexion. On April 3, 2024, New Silexion entered into the Business Combination Agreement by and among New Silexion, Moringa, Silexion, and New Silexion’s two wholly-owned subsidiaries— Merger Sub 1 and Merger Sub 2. On the Closing Date of August 15, 2024, following the approval of the Business Combination (among other matters) at Moringa’s extraordinary general meeting that was held on August 6, 2024, the transactions contemplated by the Business Combination Agreement were completed. As a result, Moringa and Silexion merged with Merger Sub 2 and Merger Sub 1 pursuant to the SPAC Merger and Acquisition Merger, respectively, and became New Silexion’s wholly-owned subsidiaries, and their securityholders became securityholders of New Silexion at previously agreed-upon exchange ratios. In addition, New Silexion’s ordinary shares and warrants were listed, and began trading, on the Nasdaq Global Market on August 16, 2024, and its name was changed to Silexion Therapeutics Corp.

New Silexion’s principal executive offices are located at 12 Abba Hillel Road, Ramat Gan, Israel 5250606, and its phone number is +972-3-7564999. New Silexion’s corporate website address is www.silexion.com. Information contained on or accessible through that website is not a part of this Annual Report, and the inclusion of that website address in this Annual Report is an inactive textual reference only.

Access to Company Information

The Company files or furnishes periodic reports and amendments thereto, including its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, proxy statements and other information with the SEC. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. New Silexion’s internet address is https://www.silexion.com. The Company makes available, free of charge, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such reports have been filed with or furnished to the SEC through its internet website.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report, including our financial statements and related notes appearing in Item 8, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, before deciding to invest in our securities. If any of the events or developments identified as risks below were to come to fruition, our business, prospects, operating results and financial condition could suffer materially, the trading price of our ordinary shares could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Related to Our Financial Condition and Capital Requirements

We are a development-stage company and have a limited operating history on which to assess our business. We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a development stage company with a limited operating history focused on the discovery and development of treatments based on the emerging therapeutic modality RNA interference (RNAi), a biological process in which ribonucleic acid (RNA) molecules inhibit gene expression. Our proposed treatment, which we refer to as SIL204, consists of locally administered small interfering RNAs, or siRNA, to KRAS G12D- or KRAS G12V-mutations (G12D/V), which is the gene driver that causes development of tumors and human cancer (oncogenic). We have incurred net losses since our inception in November 2008, including net losses of $16.5 million and $5.1 million for the years ended December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $43.3 million.

We have devoted substantially all of our financial resources to design and develop our product candidates, including conducting preclinical and clinical studies and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of equity securities and through royalty-bearing grants that we received from Israel’s Innovation Authority, or the IIA. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are the early stages of clinical and preclinical development for our product candidates, we have we have not yet commenced pivotal clinical studies for any product candidate and it may be several years, if ever, before we complete pivotal clinical studies and have a product candidate approved for commercialization. Even if we obtain regulatory approval to market a product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval, and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for our product candidates in those markets.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

●	continue and expand our research and preclinical and clinical development of our product candidates;

●	initiate additional preclinical, toxicology, clinical, or other studies for our product candidates;

●	continue to improve our quality standards and change or add additional manufacturers or suppliers;

●	seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;

●	establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

●	seek to identify, assess, acquire, license, and/or develop other product candidates;

●	enter into license agreements;

●	seek to maintain, protect, and expand our intellectual property portfolio;

●	seek to attract and retain skilled personnel;

●	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and

●
experience any delays or encounter issues with any of the above, including but not limited to failed studies, complex results, safety issues, or other regulatory challenges that require longer follow-up of existing studies, additional major studies, or additional supportive studies in order to pursue marketing approval.

Further, the net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

We have never generated any revenue from product sales and may never be profitable.

We have no products approved for commercialization and has never generated any revenue. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, one or more of our product candidates. We do not anticipate generating revenue from product sales for the foreseeable future. Our ability to generate future revenue from product sales depends heavily on our success in many areas, including but not limited to:

●	completing research and preclinical and toxicology and clinical development of our product candidates;

●	obtaining regulatory and marketing approvals for our product candidates, if and when we complete clinical studies;

●
developing a sustainable and scalable in-house manufacturing process, meeting all regulatory standards for approved product candidates, and in some instances, establishing and maintaining supply and manufacturing relationships with third parties that can conduct the process and provide adequate (in amount and quality) products to support clinical development and the market demand for product candidates, if approved;

●	launching and commercializing product candidates, if and when we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;

●	exposing, educating and training physicians to use our products;

●	obtaining market acceptance of our product candidates as viable treatment options;

●	addressing any competing technological and market developments;

●	identifying, assessing, acquiring and/or developing new product candidates;

●	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;

●	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and

●	attracting, hiring, and retaining qualified personnel.

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency (EMA) or other regulatory agencies, domestic or foreign, or ethical committees in medical centers, to change our manufacturing processes or assays or to perform clinical, nonclinical, or other types of studies in addition to those that we currently anticipate. In cases where we are successful in obtaining regulatory approvals to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to get reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. Additionally, there might be changes in supply or other changes in the approved drugs of which our products will be administrated in combination, where such changes can affect our revenues. Further, if we are not able to generate revenue from the sale of any approved products, we may be forced to cease operations.

We will need to raise substantial additional funding before we can expect to become profitable from product sales. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit, or terminate our product development efforts or other operations.

We are currently advancing our SIL204 platform product through preclinical and clinical development. Developing our product candidates is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance pour product candidates through clinical studies.

If our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide those capabilities for it. We have used substantial funds to develop our product candidates and delivery technologies and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to manufacture and market products, if any, which are approved for commercial sale.

As of December 31, 2024, our cash and cash equivalents were $1.2 million. Based upon our then-expected level of operating expenditures, we have substantial doubt about our ability to continue as a going concern as of such date. Please see the risk factor below titled “Our independent registered public accounting firm’s report contains an explanatory paragraph...” Beyond our activities for the next 12 months, we furthermore expect that we will require substantial additional capital to advance manufacturing capabilities for, to obtain regulatory approval for, and to commercialize, our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to it, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

●	the scope, rate of progress, results and cost of our clinical studies, preclinical testing, toxicology studies, and other related activities;

●	the cost of manufacturing clinical supplies, and establishing commercial supplies of our product candidates and any future products;

●	the number and characteristics of product candidates that we pursue;

●	the cost, timing, and outcomes of regulatory approvals;

●	the cost and timing of establishing sales, marketing, and distribution capabilities; and

●	the terms and timing of any collaborative, licensing, and other arrangements that we may establish.

Any additional fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our abilities to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our shareholders, and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our ordinary shares to decline due to expected or actual dilution. The incurrence of indebtedness could result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable, and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to it, any of which may have a material adverse effect on our business, operating results, and prospects. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay, or discontinue one or more of our research, development or manufacturing programs or the commercialization of any product candidates, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, and results of operations.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We have limited cash resources and will need to obtain additional funds in order to satisfy our liquidity needs. Silexion will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to manufacture and market products, if any, which are approved for commercial sale. In light of our significant working capital needs and the absence of any committed source of financing to meet those needs, there may be substantial doubt raised about our ability to continue as a “going concern.” Please see the explanatory paragraph under the heading “Substantial Doubt about the Company’s Ability to Continue as a Going Concern” in our independent auditors’ report on our financial statements that appear in this Annual Report. Those financial statements do not include any adjustments that might result from our inability to continue as a “going concern.”

The historical financial results included in this Annual Report and our unaudited pro forma financial information included in our recent prospectuses may not be indicative of what our actual financial position or results of operations would have been.

Our historical financial results included in this Annual Report do not reflect the financial condition, results of operations or cash flows we would have achieved as a public company during the periods presented or those that we will achieve in the future. Our financial condition and future results of operations could be materially different from amounts reflected in certain of our historical financial statements included elsewhere in this Annual Report, and it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business.

Similarly, the unaudited pro forma financial information included in our recent prospectuses filed under the Securities Act, including in our final prospectus dated January 15, 2025 filed pursuant to Rule 424(b)(4) under the Securities Act on January 17, 2025, was presented for illustrative purposes only and was prepared based on a number of assumptions. Accordingly, such pro forma financial information is not necessarily indicative of what our actual financial position or results of operations would have been had the Business Combination been completed on the dates indicated, and our actual financial condition and results of operations may vary materially from such pro forma financial information, including as a result of such assumptions not being accurate. See “Unaudited Pro Forma Condensed Combined Financial Information” in our final prospectus dated January 15, 2025, filed pursuant to Rule 424(b)(4) under the Securities Act on January 17, 2025.

Risks Related to the Research and Development of Silexion’s Product Candidates

The approach we are taking to discover and develop novel RNAi therapeutics is unproven for oncology and may never lead to marketable products.

We have concentrated our efforts and therapeutic product research on RNAi technology, and RNAi drug delivery and our future success depends on the successful development of this technology and products based on it. We have not received regulatory approval to market therapeutics utilizing RNAi based drugs, including siRNAs, the class of molecule we are trying to develop into products. The scientific discoveries that form the basis for our efforts to discover and develop new drugs are relatively new. The scientific evidence to support the feasibility of developing drugs and the delivery of such drugs based on these discoveries is both preliminary and limited. Skepticism as to the feasibility of developing RNAi therapeutics for oncology has been expressed in scientific literature. For example, there are potential challenges to achieving safe RNAi therapeutics based on the so-called off-target effects and activation of the interferon response, and other potential challenges to achieve safe and potent levels of RNAi drugs due to complications associated with drug delivery. In addition, decisions by other companies with respect to their RNAi development efforts may increase skepticism in the marketplace regarding the potential for RNAi therapeutics.

Relatively few product candidates based on these discoveries have ever been tested in animals or humans. siRNAs may not naturally possess the inherent properties typically required of drugs, such as the ability to be stable in the body long enough to reach the tissues in which their effects are required, or the ability to enter cells within these tissues in order to exert their effects. We are currently has only limited data, and no conclusive evidence, to suggest that it can introduce these drug-like properties into siRNAs. We may spend large amounts of money trying to introduce these properties, and may never succeed in doing so. In addition, these compounds may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product, we may not become profitable and the value of our ordinary shares may decline.

The FDA has relatively limited experience with RNAi and siRNA based therapeutics. Limited granted approvals to any person or entity, including us, to market and commercialize therapeutics using RNAi based drugs including siRNA, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. Further, siRNA therapies are part of a broader therapeutic category called oligonueciotides, and there are only a few approved drugs based on this therapeutic category. We may never receive approval to market and commercialize any product candidate.

Further, our focus on RNAi technology for developing drugs, as opposed to multiple, more proven technologies for drug development, increases the risks associated with the ownership of our ordinary shares. If we are not successful in developing a product candidate using RNAi technology, we may be required to change the scope and direction of our product development activities. In that case, we may not be able to identify and implement successfully an alternative product development strategy.

We are heavily dependent on the success of our product candidates, which are in the early stages of preclinical or clinical development. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

To date, we have invested a substantial amount of our efforts and financial resources to: (i) identify and develop our product candidates, including conducting preclinical and clinical studies and providing general and administrative support for these operations; and (ii) develop and secure our intellectual property portfolio for our product candidates. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize one or more product candidates. We currently generate no revenue from sales of any drugs or technology platforms, and we may never be able to develop or commercialize a marketable drug.

Each of our product candidates is in the early stages of development and will require additional clinical development (and in some cases additional preclinical development), management of nonclinical, clinical and manufacturing activities, regulatory approval, obtaining adequate manufacturing supply, building of a commercial organization, and significant marketing efforts before we generate any revenue from product sales. We have concluded Phase II study on first-generation Loder and moved on to SIL204. Silexion hopes to initiate the next clinical trial with SIL204 during the first half of 2026 for locally advanced pancreatic cancer. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

We have never submitted marketing applications to the FDA or comparable foreign regulatory authorities. We cannot be certain that any of our product candidates will be successful in clinical studies or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical studies. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

We generally plan to seek regulatory approval to commercialize our product candidates in the United States, the EU and in additional foreign countries. To obtain regulatory approval in other countries, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical studies, commercial sales, pricing, and distribution of our product candidates. Even if we are successful in obtaining approval in one jurisdiction, it cannot ensure that we will obtain approval in any other jurisdictions. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations could be negatively affected.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to develop a drug and obtain approval by the FDA and comparable foreign authorities is unpredictable, typically takes many years following the commencement of clinical studies, and depends upon numerous factors. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We have not obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical studies;

●	we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s benefit to risk ratio for our proposed indication is acceptable;

●	the population studied in the clinical program may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;

●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical studies;
●
the data collected from clinical studies of our product candidates may not be sufficient to support the submission of a new drug application (NDA) or a biologics license application (BLA) or other submission or to obtain regulatory approval in the United States or elsewhere;

●
the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy development and approval process, as well as the unpredictability of the results of clinical studies, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, and our consolidated results of operations and prospects.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of preclinical activity or earlier studies may not be predictive of future study results.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical study process. The results of preclinical studies and early clinical studies of product candidates often are not predictive of the results of later-stage clinical studies. In general, even product candidates that have shown promising results in preclinical activities or early-stage clinical studies may still suffer significant setbacks in subsequent registration clinical studies. For example, the safety or efficacy results generated to date in preclinical and clinical studies for siG12DLoder or preclinical studies with SIL204 do not ensure that later clinical studies will demonstrate similar results. There is a high failure rate for drugs and biologics proceeding through clinical studies, and product candidates in later stages of clinical studies may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical studies. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical studies due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. We do not know whether any Phase 1, Phase 2, Phase 3 or other clinical studies we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain regulatory approval to market our drug candidates.

Events that may prevent successful or timely completion of clinical development include but are not limited to:

●	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of human clinical studies;

●	delays in reaching a consensus with regulatory agencies on study design;

●
delays in reaching agreement on acceptable terms with prospective contract research organizations (CROs) and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;

●	delays in obtaining required Institutional Review Board (IRB) or Ethics Committee approval at each clinical study site;

●
imposition of a clinical hold by regulatory agencies, after review of an investigational new drug (IND) application, or equivalent application, or an inspection of our clinical study operations or study sites;

●	difficulty collaborating with patient groups and investigators;

●	failure by our CROs, other third parties, or us to adhere to clinical study requirements;

●	failure to perform in accordance with the FDA’s good clinical practices requirements or applicable regulatory guidelines in other countries;

●	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh our potential benefits;

●	the cost of clinical studies of our drug candidates being greater than we anticipate;

●
clinical studies of our drug candidates producing negative or inconclusive results, which may result in us deciding, or regulators requiring us, to conduct additional clinical studies or abandon drug development programs; and

●	failures associated with data interpretation, data management and data storage of such studies.

If we ultimately are unable to successfully complete clinical development of our product candidates, we would be forced to cease operations. Clinical study delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to obtain orphan exclusivity and to successfully commercialize our product candidates.

We may find it difficult to enroll patients in our clinical studies. Difficulty in enrolling patients could delay or prevent clinical studies of our product candidates.

Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical studies if we encounter difficulties in enrollment.

Some of the conditions for which we plan to evaluate our current product candidates are relatively rare diseases. For example, according to the National Cancer Institute, approximately 61,000 patients were diagnosed with pancreatic cancer in the U.S. in 2020. Accordingly, there are limited patient pools from which to draw for clinical studies. In addition to the relative rarity of these diseases, the eligibility criteria of our clinical studies will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study. We also may not be able to identify, recruit, and enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical studies, the proximity and availability of clinical study sites for prospective patients, and the patient referral practices of physicians.

In addition, even for the more prevalent diseases which we target, such as prostate and breast cancer, enrolling patients in our clinical studies may be difficult. There may be several ongoing clinical studies for these diseases (both RNAi based and otherwise), and we may face competition in enrolling patients. The number of patients in such clinical studies might be significantly large. In addition, the time period required to achieve indications of safety and efficacy in such studies may be very long. Some of these competing studies may be conducted by other biopharmaceutical companies with more experience in clinical testing and with much greater financial, technical and human resources than we have.

If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of our potential products will be delayed.

Our product candidates and the administration of our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects including toxicology caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For example, there are known immune stimulation and other side effects associated with RNAi. The implantation of SIL204 may entail the use of endoscopic ultrasound (EUS) needles, which may cause pancreatitis, bleeding or other procedural related safety issues. The Phase 2 clinical study with siG12DLoder indicated that Loder treatment was well tolerated. Safety events that were observed were primarily related to procedure, mainly reversible abdominal pain. In addition, the presence of a foreign body such as our SIL204) in human tissue may cause inflammation. Results of our studies could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, such studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications.

The drug-related, drug-product related, and administration related side effects could affect patient recruitment, the ability of enrolled patients to complete the study, or result in potential product liability claims. we do not currently have product liability insurance and does not anticipate obtaining product liability insurance until such time as we have received FDA or other comparable foreign authority approval for a product and there is a product that is being provided to patients outside of clinical trials.

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including but not limited to:

●	regulatory authorities may withdraw approvals of such product;

●	regulatory authorities may require additional warnings on the label;

●
We may be required to create a Risk Evaluation and Mitigation Strategy (REMS) plan or similar plan in other jurisdictions, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements to assure safe use;

●	We could be sued and held liable for harm caused to patients; and

●	Our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations, and prospects.

Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory scrutiny.

If our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and other jurisdictions, where the product might be marketed. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. We will also be required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have FDA approval. The holder of an approved NDA or BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of our products in general or in specific patient subsets. If we obtain original marketing approval via the accelerated approval pathway, we could be required to conduct a successful post-marketing clinical study to confirm clinical benefit for our products. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval. Furthermore, any new legislation addressing drug safety issues could result in delays in product development or commercialization or increased costs to assure compliance. Foreign regulatory authorities impose similar requirements.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

●	issue warning letters;

●	impose civil or criminal penalties;

●	suspend or withdraw regulatory approval;

●	suspend any of our ongoing clinical studies;

●	refuse to approve pending applications or supplements to approved applications submitted by Silexion; or

●	seize or detain products, or require a product recall.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of the Company and our operating results will be adversely affected.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If any of our product candidates are approved and they are found to have been improperly promoted for unapproved uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies or other governmental bodies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such unapproved, or off-label, uses, they may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

We and our collaborators are subject to significant regulation with respect to manufacturing our product candidates. The facilities we subcontract to for manufacturing may not meet regulatory requirements and may have limited capacity.

All entities involved in the preparation of therapeutics for clinical studies or commercial sale are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with current GMP (cGMP) or, in other countries, GMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. Us, our collaborators, or any contract manufacturers must supply all necessary documentation in support of an NDA, BLA, or Marketing Authorization Application (MAA) on a timely basis and must adhere to Good Laboratory Practices (GLP) and cGMP/GMP regulations enforced by the FDA and other regulatory agencies through their facilities and data and documentation inspection programs. We have never produced a commercially approved pharmaceutical product and therefore have not obtained the requisite regulatory authority approvals to do so. Our facilities and quality systems, and those of our collaborators and any third-party contractors, must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a preapproval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

The regulatory authorities also may, at any time following approval of a product for sale, audit a manufacturing facility. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time consuming for us or a third party to implement, and that may include the temporary or permanent suspension of a clinical study or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us, or third parties with whom we contract could materially harm our business.

If we, our collaborators, or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA or other applicable regulatory authorities can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug product or biologic product, withdrawal of an approval, or suspension of production. As a result, our business, financial condition, and results of operations may be materially harmed.

These factors could cause us to incur higher costs and could cause the delay or termination of clinical studies, regulatory submissions, required approvals, or commercialization of our product candidates.

We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates.

The process of manufacturing our product candidates is complex, highly regulated, and subject to several risks, including but not limited to:

●
the process of manufacturing RNAi-drugs, drug substances, and RNAi-delivery vehicles, such as our product candidates, is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination; and

●	the manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, labor shortages, natural disasters, power failures, and numerous other factors.

Any adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls, or other interruptions in the supply of our product candidates. We may also have to take inventory write-offs and incur other charges and expenses for product candidates that fail to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives.

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct its preclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize its product candidates, and our business could be substantially harmed

We have relied upon and plans to continue to rely upon third-party CROs to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical and clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. we and our CROs and other vendors are required to comply with cGMP and GLP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area (EEA) and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal and other investigators, study sites, and other contractors. If we or any of our CROs or vendors fail to comply with applicable regulations, the clinical data generated in our clinical studies may be deemed unreliable and the FDA, EMA, or comparable foreign regulatory authorities may require us to perform additional clinical studies before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical studies comply with Good Clinical Practices (GCP) regulations. In addition, our clinical studies must be conducted with product produced under cGMP/GMP regulations. Our failure to comply with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process.

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. In addition, our CROs are not our employees, and, except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our on-going clinical, nonclinical, and preclinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, or for other reasons, our clinical studies may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. CROs may also generate higher costs than anticipated. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, and prospects.

We currently rely on third parties to manufacture the raw materials and products that we use to create our product candidates and to supply us with the medical devices used to administer such product. This reliance requires us to share our trade secrets with these third parties, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we rely on third parties to provide us with the materials that we use to develop and manufacture our product candidates, we may, at times, share trade secrets with such third parties. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements, or other similar agreements with our collaborators, advisors, employees, and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know- how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

Our reliance on third parties to manufacture the raw materials and products that are used to create our product candidates and to supply us with the medical devices used to administer such product might cause our business harm if manufacturers fail to provide us with sufficient quantities of these materials and products or fail to do so at acceptable quality levels or prices.

We do not currently have the infrastructure or capability internally to develop the raw materials and other products that we use to manufacture our product candidates, and we lack the resources and the capability to manufacture the medical devices which we use to administer our products. There are a limited number of suppliers for these raw materials, products and devices, and there may be a need to identify alternate suppliers to prevent a possible disruption to our clinical studies, and, if approved, ultimately for commercial sale. We cannot assure you that we will be able to identify alternate suppliers if the need arises at acceptable quality levels or prices.

Risks Related to Commercialization of Our Product Candidates

If the market opportunities for our product candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer. Because some of the target patient populations of our product candidates are small, we must be able to successfully identify patients and achieve a significant market share to maintain profitability and growth.

We focus a substantial part of our research and product development on treatments for locally advanced pancreatic cancer with certain specific mutations. Given the small number of patients who have this disease with these mutations, it is critical to our ability to grow and become profitable that we continue to successfully identify effected patients. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in its early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with its product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and business.

We do not have experience producing our product candidates at commercial levels and may not achieve the necessary regulatory approvals or produce product candidates at the quality, quantities, locations, and timing needed to support commercialization. Additionally, we intend to rely on third-party manufacturers to produce the raw materials and products that we use to manufacture our product candidates, but we have not entered into binding agreements with any such manufacturers to support commercialization.

We do not currently have the experience or ability to produce product candidates at commercial levels. We may run into technical or scientific issues related to manufacturing or development that we may be unable to resolve in a timely manner or with available funds. We also have not completed all of the characterization and validation activities necessary for commercialization and regulatory approvals. If we do not conduct all such necessary activities, our commercialization efforts will be harmed.

Although we intend to rely on third-party manufacturers for the raw materials and products to support our own manufacturing of our product candidates for commercialization, we have not yet entered into agreements with such manufacturers. We may be unable to negotiate binding agreements with the manufacturers to support our commercialization activities at commercially reasonable terms. Additionally, these third party manufacturers may not be able to supply us with the necessary quantities of these raw materials and products to support our own manufacturing process, or in compliance with cGMP or other pertinent regulatory requirements, and within our planned timeframe and cost parameters, and the development and sales of our products, if approved, may be materially harmed.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced, or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies in the market and in development that may in the future compete with our product candidates. For example, there is an increasing number of companies commercializing treatments and/or developing programs specifically targeting KRAS mutations, including KRAS G12D and KRAS G12V, in a variety of manners and for a variety of indications, including cancer, including Bristol-Myers Squibb Company (through the recently acquired Mirati Therapeutics, Inc.), Revolution Medicines, Inc., AstraZeneca (in collaboration with Usynova), Boehringer and Gilead. Smaller and other early-stage companies may also prove to be significant competitors. Treatments for cancer currently include surgery, radiation therapy, chemotherapy, hormone therapy, immunotherapy and combined treatment modalities such as chemo-radiotherapy. Other approaches may also emerge for the treatment of any of the disease areas in which we focus.

We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies. Our competitors may succeed in developing, acquiring, or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization, and market penetration than we do. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.

We currently have no marketing and sales organization. If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.

We as a company have no experience selling and marketing our product candidates, and currently have no marketing or sales organization. To successfully commercialize any products that may result from our development programs, we will need to develop these capabilities, either on our own or with others. If our product candidates receive regulatory approval, we intend to establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates in major markets, which will be expensive, difficult, and time consuming. Any failure or delay in the development of our internal sales, marketing, and distribution capabilities would adversely impact the commercialization of our products.

Further, given our lack of prior experience in marketing and selling biopharmaceutical products, our initial estimate of the size of the required sales force may be materially more or less than the size of the sales force actually required to effectively commercialize our product candidates. As such, we may be required to hire the commercialization of our product candidates, or we may incur excess costs as a result of hiring more sales representatives than necessary. With respect to certain geographical markets, we may enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaborators do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We may be competing with companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

The market may not be receptive to our product candidates based on a novel therapeutic modality, and we may not generate any future revenue from the sale or licensing of product candidates.

Even if approval is obtained for a product candidate, we may not generate or sustain revenue from sales or licensing of the product due to factors such as whether the product can be sold at a competitive cost and otherwise accepted in the market. The product candidates that we are developing are based on new technologies and therapeutic approaches. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt a treatment based on RNAi, including siRNA technology, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, our product candidates. Market acceptance of Silexion’s product candidates will depend on, among other factors:

●	the timing of our receipt of any marketing and commercialization approvals;

●	the terms of any approvals and the countries in which approvals are obtained;

●	the safety and efficacy of our product candidates;

●	the prevalence and severity of any adverse side effects associated with our product candidates;

●	limitations or warnings contained in any labeling approved by the FDA or other regulatory authorities;

●	relative convenience and ease of administration of our product candidates;

●	the willingness of patients to accept any new methods of administration;

●	the success of our physician education programs;

●	the availability of adequate government and third-party payor reimbursement;

●	the pricing of our products, particularly as compared to alternative treatments; and

●	availability of alternative effective treatments for the disease indications our product candidates are intended to treat and the relative risks, benefits and costs of those treatments.

With our focus on the emerging therapeutic modality RNAi, these risks may increase to the extent the space becomes more competitive or less favored in the commercial marketplace. Some of our target diseases, such as pancreatic cancer, are relatively rare. Because of the small patient population for a rare disease, if pricing is not approved or accepted in the market at an appropriate level for an approved product, such product may not generate enough revenue to offset costs of development, manufacturing, marketing and commercialization. Market size is also a variable in disease indications not classified as rare. Our estimates regarding potential market size for any indication may be materially different from what we discover to exist at the time we commence commercialization, if any, for a product, which could result in significant changes in our business plan and have a material adverse effect on our business, financial condition, results of operations and prospects.

Even if a potential product displays a favorable efficacy and safety profile in preclinical and clinical studies, market acceptance of the product will not be fully known until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of the product candidates may require significant resources and may never be successful. If our product candidates are approved but fail to achieve an adequate level of acceptance by physicians, patients, third-party payors, and others in the medical community, we will not be able to generate sufficient revenue for us to become or remain profitable.

The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

Some of our target patient populations are small, and, accordingly, the pricing, coverage, and reimbursement of our respective product candidates, if approved, must be adequate to support our commercial infrastructure. Our per-patient prices must be sufficient to recover our development and manufacturing costs and potentially achieve profitability. Accordingly, the availability and adequacy of coverage and reimbursement by governmental and private payors are essential for most patients to be able to afford expensive treatments such as our, assuming approval. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid for by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government authorities, private health insurers, and other third-party payors. If coverage and reimbursement are not available, or are available only to limited levels, Silexion may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a return on our investment.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about coverage and reimbursement for new drugs are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for products such as ours.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries has, and will continue to, put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medicinal products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved, and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes like the Inflation Reduction Act. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care. The U.S. Congress has enacted legislation to reform the health care system. While we anticipate that this legislation may, over time, increase the number of patients who have insurance coverage for pharmaceutical products, it also imposes cost containment measures that may adversely affect the amount of reimbursement for pharmaceutical products. These measures include increasing the minimum rebates for products covered by Medicaid programs and extending such rebates to drugs dispensed to Medicaid beneficiaries enrolled in Medicaid managed care organizations as well as expansion of the 340(B) Public Health Services drug discount program. In addition, such legislation contains a number of provisions designed to generate the revenues necessary to fund the coverage expansion. In foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system. For example, in some countries other than the United States, pricing of prescription drugs is subject to government control and we expect to see continued efforts to reduce healthcare costs in international markets.

Some U.S. states are also considering legislation that would control the prices of drugs, and state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Managed care organizations continue to seek price discounts and, in some cases, to impose restrictions on the coverage of particular drugs. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for drugs. It is likely that federal and state legislatures and health agencies will continue to focus on additional health care reform in the future although we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business. Our ability to commercialize any product candidates that Silexion may seek to commercialize, is highly dependent on the extent to which coverage and reimbursement for these product candidates will be available from government payors, such as Medicare and Medicaid, private health insurers, including managed care organizations, and other third-party payors, and any change in reimbursement levels could materially and adversely affect our business. Further, the pendency or approval of future proposals or reforms could result in a decrease in our share price or limit our ability to raise capital or to obtain strategic partnerships or licenses.

Our product candidates may be approved and/or commercialized only in part, only as neoadjuvant therapy, or as an adjuvant therapy.

Our product candidates may be approved by the FDA or other regulatory agencies only as a treatment to be provided in association with other treatments, if at all. For example, it may be possible that our SIL204 be used as adjunct therapy with chemotherapy treatments. Limitation in commercialization of such treatments, including limitations in supply, call-back, clinical holds, changes in medical trends, changes in cost and/or reimbursement policy, may limit our ability to commercialize our product candidates, either directly or via third parties.

Risks Related to Competition

The pharmaceutical market is intensely competitive. If we are unable to compete effectively with existing drugs, new treatment methods and new technologies, we may be unable to commercialize successfully any drugs that we develop.

The pharmaceutical market is intensely competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs for the same diseases that we are targeting or expect to target. Many of our competitors have:

●	much greater financial, technical and human resources than we have at every stage of the discovery, development, manufacture and commercialization of products;

●	more extensive experience in pre-clinical testing, conducting clinical trials, obtaining regulatory approvals, and in manufacturing, marketing and selling pharmaceutical products;

●	product candidates that are based on previously tested or accepted technologies;

●	products that have been approved or are in late stages of development; and

●	collaborative arrangements in our target markets with leading companies and research institutions.

We will face intense competition from drugs that have already been, or may in the future become, approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. We believe a significant number of drugs are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs and therapies. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any product we develop.

If we successfully develop our product candidates, and obtains approval for them, we will face competition based on many different factors, including:

●	the safety and effectiveness of our product;

●	the ease with which our product can be administered and the extent to which patients accept relatively new routes of administration;

●	the timing and scope of regulatory approvals for our product;

●	the availability and cost of manufacturing, marketing and sales capabilities;

●	price;

●	reimbursement coverage; and

●	patent position.

Our competitors may develop or commercialize products with significant advantages over any products we develop based on any of the factors listed above or on other factors. Our competitors may therefore be more successful in commercializing their products than us, which could adversely affect our competitive position and business. Competitive products may make any products we develop obsolete or noncompetitive before we can recover the expenses of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and the ability to execute on our business plan.

We face competition from other companies that are working to develop novel drugs and technology platforms using technology similar or in the same field as our’s. If these companies develop drugs more rapidly than us, or their technologies, including delivery technologies, are more effective, our ability to successfully commercialize drugs may be adversely affected.

In addition to the competition we face from competing drugs in general, we also face competition from other companies working to develop novel drugs using technology that competes more directly with our own. We are aware of multiple companies that are working in the field of RNAi therapeutics and or KRAS inhibition, including major pharmaceutical companies such as Bristol Myers Squibb/Mirati; Amgen; AstraZeneca; E.I. Lilly; Pfizer, Novartis International AG, Takeda Pharmaceutical Company Limited and, and biopharmaceutical/pharmaceutical companies such as Alnylam, Revolutions Medicines; Boehringer Ingelheim; Biomea Fusion Inc; Tekmira Pharmaceuticals Corporation, Arrowhead Research Corporation, Silence Therapeutics plc, RXi Pharmaceuticals Corporation, Quark Pharmaceuticals, Inc. and Marina Biotech, Inc.

We also compete with companies working to develop antisense-based drugs. Like RNAi therapeutics, antisense drugs target mRNAs in order to suppress the activity of specific genes. Ionis Pharmaceuticals, Inc. is currently marketing an antisense drug and has several antisense product candidates in clinical trials, albeit none in the oncology area at this time.

In addition to competition with respect to RNAi and with respect to specific products, we face substantial competition to discover and develop safe and effective means to deliver RNAi based drugs to the relevant cell and tissue types. Safe and effective means to deliver RNAi based drugs and to the relevant cell and tissue types may be developed by our competitors, and our ability to successfully commercialize a competitive product would be adversely affected. In addition, substantial resources are being expended by third parties in the effort to discover and develop a safe and effective means of delivering RNAi based drugs and into the relevant cell and tissue types, both in academic laboratories and in the corporate sector. Some of our competitors have substantially greater resources than we do, and if our competitors are able to negotiate exclusive access to those delivery solutions developed by third parties, we may be unable to successfully commercialize our product candidates. Also, we compete with companies working to develop non RNAi based treatments for solid tumor cancers. For example, Novartis is working on a SHP2 inhibitor, and Boehringer Ingelheim and Bayer SOS1 inhibitors; Threshold Pharmaceuticals (Threshold) is working to develop therapies that target tumor hypoxia, a common characteristic of the tumor microenvironment. Even if we successfully develop our product candidates, and obtain approval for them, other non RNAi treatments may be preferred, and we may not be successful in commercializing our product candidates

Also, we compete with companies commercializing and/or working to develop drug delivery systems, including drug delivery systems for local (or regional) release. For example, various companies are working on nanoparticle technologies, although these products would not give the extended-release delivery of SIL204.  In addition other companies such as SurModics, Inc. is a provider of drug delivery and surface modification technologies to the healthcare industry, including local delivery of drugs from drug eluting stents. We compete with many companies commercializing and/or working to develop drug delivery systems for specific indications, for example for local ocular (in the eye) release of drugs, including degradable and non-degradable products.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain effective patent rights for our product candidates or any future product candidates, we may not be able to compete effectively in our markets.

We rely upon a combination of trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies and product candidates. As further described in detail below, we have pending PCT application in several international (i.e. non-U.S.) locations relating the SIL204, which upon grant will provide patent protection in the U.S., E.U. and other international jurisdictions. Our success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the United States and in other countries with respect to our proprietary technology and products.

We have sought to protect our proprietary position by filing patent applications in the United States and in other countries, with respect to our novel technologies and products, which are important to our business. This process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unsolved. The patent applications that we own may fail to result in issued patents with claims that cover our product candidates in the United States or in other foreign countries. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, and even if such patents cover our product candidates, third parties may challenge their validity, enforceability, or scope, which may result in such patents being narrowed, found unenforceable or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates, or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

If we cannot obtain and maintain effective patent rights for our product candidates, we may not be able to compete effectively, and our business and results of operations would be harmed.

We may not have sufficient patent terms to effectively protect our products and business.

In the pharmaceutical and biotechnology industries, the majority of an innovative product’s commercial value is realized during our market exclusivity period. In the United States and in some other countries, when market exclusivity expires and generic versions are approved and marketed or when biosimilars are introduced (even if only for a competing product), there are usually very substantial and rapid declines in a product’s revenues.

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Although various extensions may be available, the life of a patent, and the protection it affords, is limited.

While patent term extensions under the Hatch-Waxman Act in the United States and under supplementary protection certificates in Europe may be available to extend the patent exclusivity term, we cannot provide any assurances that any such patent term extension will be obtained and, if so, for how long. In addition, upon issuance in the United States, any patent term can be adjusted based on certain delays caused by the applicant(s) or the USPTO. For example, a patent term can be reduced based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent terms or regulatory exclusivity to protect our products, our business and results of operations will be adversely affected. Furthermore, manufacturers of innovative products as well as generic drug manufacturers may be able to design their products around our patents and compete with Silexion using the resulting alternative technology. Absent relevant patent protection for a product, once the exclusivity period expires, generic or alternative versions can be approved and marketed.

Generic and biosimilar product manufacturers as well as other groups seeking financial gain are also increasingly seeking to challenge patents before they expire, and we could face earlier-than-expected competition for any products at any time. Patents covering our key products may be subject to validity, enforceability and infringement challenges in patent litigations and post-grant review patent office proceedings. It may be possible for these parties to successfully challenge our rights and launch their versions of our drugs prior to the expiration of our intellectual property rights.

In addition, both the U.S. Congress and the U.S. FDA have taken steps to promote the development and approval of generic drugs and biosimilar biologics, including by providing generic and biosimilar developers a private right of action to obtain sufficient quantities of drug samples from the reference product’s manufacturer in order to conduct testing necessary to obtain approval for generic or biosimilar products.

Further, in December 2023, the Biden Administration released a proposed framework that for the first time proposed that a drug’s price can be a factor in determining that the drug is not accessible to the public and therefore that the government could exercise “march-in rights” and license it to a third party to manufacture. A comment period on the proposal ran through February 6, 2024, and we are not able to predict whether a final rule will be adopted along the lines proposed and, if adopted, whether the government would seek to exercise march-in rights for any of our products.

Patent law, policy or rule changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any issued patent.

Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patent or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. We therefore cannot be certain that we or our licensors were the first to make the invention claimed in our owned and licensed patent or pending applications, or that it or our licensor were the first to file for patent protection of such inventions. Assuming the other requirements for patentability are met, in the United States prior to March 15, 2013, the first to make the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. After March 15, 2013, under the Leahy-Smith America Invents Act, or the Leahy-Smith Act, enacted on September 16, 2011, the United States has moved to a first to file system. The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and our implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement and defense of our patents and pending patent applications. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. Furthermore, the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Similarly, foreign countries have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by United States and foreign legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain additional patent protection in the future.

The United States federal government retains certain rights in inventions produced with our financial assistance under the Patent and Trademark Law Amendments Act, or the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for our own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself.

If we are unable to maintain effective proprietary rights for our product candidates or any future product candidates, we may not be able to compete effectively in our markets.

In addition to the protection afforded by any patents that may be granted, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidate discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect. we seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors, and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors.

Although we expect all of our employees and consultants to assign their inventions to it, and all of our employees, consultants, advisors, and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed or that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may have a material adverse effect on our business. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret.

Intellectual property rights of third parties could adversely affect our ability to commercialize our product candidates, and we might be required to litigate or obtain licenses from third parties in order to develop or market our product candidate. Such litigation or licenses could be costly or not available on commercially reasonable terms.

Because the RNAi intellectual property landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing on third party rights. There are numerous companies that have pending patent applications and issued patents broadly directed to RNAi generally and to RNAi delivery technologies. Our competitive position may suffer if patents issued to third parties or other third party intellectual property rights cover our products or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or our product candidate unless we successfully pursue litigation to nullify or invalidate the third party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. we are also aware of pending patent applications, and there may be others of which we are not aware, that if they result in issued patents, could be alleged to be infringed by our product candidates. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, be forced to abandon our product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all. It is also possible that we have failed to identify relevant third party patents or applications. For example, U.S. applications filed before November 29, 2000 and certain U.S. applications filed after that date that will not be filed outside the U.S. remain confidential until patents issue. Patent applications in the U.S. and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our product candidates or platform technology could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies, our product candidates or the use of our product candidates. Third party intellectual property right holders may also actively bring infringement claims against Us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in pursuing the development of and/or marketing of our product candidates. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing our product candidates that are held to be infringing. We might, if possible, also be forced to redesign our product candidates so that we no longer infringes the third party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There have been many lawsuits and other proceedings involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, and reexamination proceedings before the USPTO and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

Third parties may assert that we are employing our proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture, or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidates unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable.

Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture, or methods of use, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product candidate unless we obtain a license or until such patent expires or is finally determined to be invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

We may not be successful in obtaining or maintaining necessary rights to our product candidates through acquisitions and in-licenses.

Because our programs may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license, or use these proprietary rights. In addition, our product candidates may require specific formulations to work effectively and efficiently and the rights to these formulations may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes, or other third-party intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources, and greater clinical development and commercialization capabilities.

For example, we sometimes collaborate with U.S. and foreign academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Typically, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program.

In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. If we are unable to successfully obtain rights to required third-party intellectual property rights, we may have to abandon development of that program and our business and financial condition could suffer.

We may be involved in lawsuits to protect or enforce our current patent applications or future patents, which could be expensive, time consuming, and unsuccessful.

Competitors may infringe our current patent applications, future patents or the patents of our licensors. If we or a future licensing partner were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

Interference proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patent or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to us from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring our product candidates to market.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our ordinary shares.

We may be subject to claims that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

We employ or engage as consultants or subcontractors individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants, or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of our employees’ former employers or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.
We may be subject to claims challenging the inventorship of our current patent application or future patents and other intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in or right to compensation with respect to our current patent application, future patents or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or claiming the right to compensation. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. To the extent that our employees have not effectively waived the right to compensation with respect to inventions that they helped create, they may be able to assert claims for compensation with respect to our future revenue. As a result, we may receive less revenue from future products if such claims are successful which in turn could impact our future profitability.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States.

Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the United States. These products may compete with our products, and our current patent application, future patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our current patent applications or future patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Risks Related to our Human Resources

The loss of the services of our key personnel would negatively affect our business.

To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel, including consultants and employees. The retention of their services cannot be guaranteed. Our failure to retain or recruit such professionals might impair our performance and materially affect our technological and product development capabilities and our product marketing ability. Our future success depends to a large extent on the continued services of our senior management and key personnel, including in particular, Ilan Hadar, Dr. Mitchell Shirvan, Dr. Racheli Malka and Michal Yaron. Any loss of the services of members of our senior management or key employees would adversely affect our business. We do not currently maintain key-person insurance on the lives of any of our key personnel.

We may be unable to attract, develop and retain additional employees required for our development and future success.

Our success is largely dependent on the performance of our management team and certain key employees and our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. The inability to attract suitably qualified persons when needed, could prevent us from executing on our business plan and strategy, and we may be unable to find adequate replacements on a timely basis, or at all.

Risks Related to Our Operations

Our business and operations, or those of our CROs or third parties, may suffer in the event of computer system failures, cyberattacks or deficiencies in our cybersecurity, which could materially affect our results.

We receive, generate and store significant and increasing volumes of sensitive information, such as health information, insurance information and other potentially personally identifiable information. We faces a number of risks relative to protecting the computer systems we rely on and this critical information, including loss of access risk, inappropriate use or disclosure, inappropriate modification and the risk of being unable to adequately monitor, audit and modify our controls over our critical information. This risk extends to the computer systems and information of any collaboration partners, medical institutions, clinical investigators, CROs, contract laboratories, or other third parties involved in our business.

Despite the implementation of security measures, our information technology systems, as well as those of CROs or other third parties with which we have relationships, are vulnerable to attack and damage from computer viruses and malware (e.g., ransomware), unauthorized access, natural and manmade disasters, terrorism, war and telecommunication and electrical failures, malfeasance by external or internal parties, and human error (e.g., social engineering, phishing). Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the technologies used to obtain unauthorized access to, or to sabotage or disrupt, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. we may also experience security breaches that may remain undetected for an extended period. We may not be able to anticipate all types of security threats, and even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our and our service providers’ employees who are (and may continue to be) working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. The White House, SEC and other regulators have also increased their focus on companies’ cybersecurity vulnerabilities and risks.

Our CROs and certain of our service providers are from time to time, subject to cyberattacks and security incidents. While we have not to our knowledge experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our or our critical third parties’ operations, it could result in delays and/or material disruptions of our research and development programs, our operations and ultimately, our financial results. For example, the loss of trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also adversely impact our business. Further, due to the current political uncertainty involving Hamas in Gaza, Hezbollah in Lebanon, Russia and Ukraine, there is an increased likelihood that the tensions could result in cyberattacks or cybersecurity incidents that could either directly or indirectly impact our or our critical third parties’ operations. To the extent that any disruption or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability due to delays in the development and commercialization of our product candidates or other business activities and/or due to reputational harm, litigation, regulatory investigations and enforcement, fines and penalties, or increased costs of compliance and system remediation.

Our existing general liability and cyber liability insurance policies may not cover, or may cover only a portion of, any potential claims related to security breaches to which we are exposed or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage of any future claim. If the information technology systems of our CROs or other service providers become subject to disruptions or security breaches, we may have insufficient remedies against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any approved products.

We face an inherent risk of product liability as a result of the clinical testing of product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product candidate we develop causes or is perceived to cause injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend itself against product liability claims, we may incur substantial liabilities or be required to limit commercialization of any approved products. Even successful defense would require significant financial and management resources.

Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for any approved product;

●	injury to our reputation;

●	withdrawal of clinical trial participants;

●	initiation of investigations by regulators;

●	costs to defend the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards to trial participants or patients;

●	product recalls, withdrawals or labeling, marketing or promotional restrictions;

●	exhaustion of any available insurance and our capital resources and potential increase in our insurance premiums and/or retention amounts; and

●	the inability to commercialize any product candidate.

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with collaboration partners.

Insurance coverage is increasingly expensive. We may not be able to maintain insurance at a reasonable cost or in an amount adequate to satisfy any liability that may arise, if at all. Our insurance policy contains various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any current or future collaborator entitle us to indemnification against losses, such indemnification is limited and may not be available or adequate should any claim arise.

We may not be able to successfully identify and execute strategic alliances or other relationships with third parties or to successfully manage the impacts of acquisitions, dispositions or relationships on our operations.

We currently have, and may expand the scope of, and may in the future enter into, strategic alliances with third parties that it believes will complement or augment our existing business. Our ability to complete further such strategic alliances is dependent upon, and may be limited by, among other things, the availability of suitable candidates and capital. In addition, strategic alliances could present unforeseen integration obstacles or costs, may not enhance our business and may involve risks that could adversely affect us, including the investment of significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions or maintain such strategic alliances. Future strategic alliances could result in the incurrence of debt, costs and contingent liabilities, and there can be no assurance that future strategic alliances will achieve, or that our existing strategic alliances will continue to achieve, the expected benefits to our business or that we will be able to consummate future strategic alliances on satisfactory terms, or at all.

Although we do not currently plan to engage in other material strategic transactions, such as acquisitions, we may from time to time consider such transactions. Material strategic transactions involve a number of risks, including:

●	the potential disruption of our ongoing business;

●	the distraction of management away from the ongoing oversight of our existing business activities;

●	incurring additional indebtedness;

●	the anticipated benefits and cost savings of those transactions not being realized fully, or at all, or taking longer to realize than anticipated;

●	an increase in the scope and complexity of our operations; and

●	the loss or reduction of control over certain of our assets.

A strategic transaction may result in a significant change in the nature of our business, operations and strategy, and we may encounter unforeseen obstacles or costs in implementing a strategic transaction or integrating any acquired business into our operations.

Risks Related to our Operations in Israel

Conditions in the Middle East and in Israel may harm our operations.

Our executive offices and research and development facilities are located in Israel. Most of our officers and directors are residents of Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, and between Israel and neighboring terrorist organizations, including Hamas (an Islamist terrorist and political group in the Gaza Strip) and Hezbollah (an Islamist terrorist and political group in Lebanon).

In particular, on October 7, 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in thousands of deaths and injuries, and Hamas additionally kidnapped many Israeli civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against Hamas and these terrorist organizations, in parallel to continued rocket and terror attacks against Israel by Hamas. Upon the start of the war, the Israeli military began to call-up reservists for active duty.

In parallel with the war against Hamas that began in October 2023, there have been continued hostilities along Israel’s northern border, as the Hezbollah terrorist organization based in Lebanon has conducted rocket, drone, and, more recently, missile attacks against Israel, and there have also been rocket, drone and missile attacks against Israel by the Houthi movement in Yemen as well continued hostilities with various rebel militia groups in Syria and Iraq. The hostilities with Hezbollah have escalated recently, prompting Israel to send its ground forces into southern Lebanon to destroy terrorist positions and infrastructure used by Hezbollah for attacks on northern and central Israel, which had caused the displacement of residents in northern Israel since early in the war. In November 2024, a ceasefire was brokered between Israel and Hezbollah.

Iran has furthermore entered the conflict against Israel, shooting ballistic missiles at Israel twice during the current war (on April 13, 2024 and October 1, 2024). Iran is furthermore widely believed to be developing nuclear weapons, with which it has threatened Israel and is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. There is a risk that other terrorist organizations, including Palestinian military organizations in the West Bank as well as other hostile countries will join the hostilities against Israel. Such clashes may escalate into a greater regional conflict.

Armed conflicts, terrorist activities or political instability in Israel or in the broader Middle East have been adversely affecting, and could continue to, in a more severe way, adversely affect, business conditions in Israel, and could harm our results of operations and make it more difficult for us to raise capital. Parties with whom we do business may decline to travel to Israel during periods of heightened unrest or tension, forcing Silexion to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements. Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial condition or the expansion of our business. The interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations.

Our commercial insurance does not cover losses that may occur as a result of events associated with the security situation in the Middle East. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained. Any losses or damages incurred by us could have a material adverse effect on our business.

Finally, political conditions within Israel may also affect our operations. Israel held five general elections between 2019 and 2022, and prior to October 2023, the Israeli government pursued extensive changes to Israel’s judicial system, which sparked extensive political debate and unrest. To date, these initiatives have been substantially put on hold. Actual or perceived political instability in Israel or any negative changes in the political environment, may individually or in the aggregate adversely affect the Israeli economy and, in turn, our business, financial condition, results of operations and growth prospects.

It may be difficult to enforce a U.S. judgment against us, our officers or our directors or to assert U.S. securities law claims in Israel.

Service of process upon us and upon our directors and officers, who reside outside the U.S., may be difficult to obtain within the U.S. In addition, because substantially all of our assets and most of our directors and officers are located outside the U.S., any judgment obtained in the U.S. against us or any of our directors and officers may not be collectible within the U.S. There is a doubt as to the enforceability of civil liabilities under the Securities Act or the Exchange Act pursuant to original actions instituted in Israel. Subject to particular time limitations and provided certain conditions are met, executory judgments of a U.S. court for monetary damages in civil matters may be enforced by an Israeli court.

Under applicable U.S. and Israeli law, we may not be able to enforce covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees. In addition, employees may be entitled to seek compensation for their inventions irrespective of their agreements with us, which in turn could impact our future profitability.

We generally enter into non-competition agreements with our employees and key consultants. These agreements prohibit our employees and key consultants, if they cease working for us, from competing directly with it or working for our competitors or clients for a limited period of time. We may be unable to enforce these agreements under the laws of the jurisdictions in which our employees work and it may be difficult for it to restrict our competitors from benefitting from the expertise our former employees or consultants developed while working for us. For example, Israeli courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer which have been recognized by the courts, such as the secrecy of a company’s confidential commercial information or the protection of our intellectual property. If it cannot demonstrate that such interests will be harmed, we may be unable to prevent our competitors from benefiting from the expertise of our former employees or consultants and our ability to remain competitive may be diminished.

In addition, Chapter 8 of the Israeli Patents Law, 5727-1967, or the Patents Law, deals with inventions made in the course of an employee’s service and during his or her term of employment, whether or not the invention is patentable, or service inventions. Section 134 of the Patents Law sets forth that if there is no agreement which explicitly determines whether the employee is entitled to compensation for the service inventions and the extent and terms of such compensation, such determination will be made by the Compensation and Rewards Committee, a statutory committee of the Israeli Patents Office. As a result, it is unclear if, and to what extent, our research and development employees may be able to claim compensation with respect to our future revenue. As a result, Silexion may receive less revenue from future products if such claims are successful, which in turn could impact our future profitability.

Risks Related to Ownership of Our Ordinary Shares

If we fail to maintain compliance with Nasdaq continued listing requirements, our shares may be delisted from the Nasdaq Global Market.

To continue to be listed on Nasdaq, we need to satisfy a number of conditions. On November 19, 2024, we received two letters from the Nasdaq Listing Qualifications Department, each addressing a separate compliance deficiency under the Nasdaq Listing Rules. The first letter from the Nasdaq Listing Qualifications Department notified us of our non-compliance with Nasdaq Listing Rule 5450(b)(2)(A), which requires a company such as ours whose securities are listed on the Nasdaq Global Market under the “Market Value Standard” to maintain a minimum Market Value of Listed Securities (an “MVLS”) of $50,000,000. The deficiency was triggered by our MVLS having closed below the minimum level for a period of 30 consecutive business days. Under Nasdaq Listing Rule 5810(c)(3)(C), we are entitled to a 180-day period, ending on May 19, 2025, to rectify the deficiency. In order to do so, we must achieve and maintain an MVLS of $50,000,000 or more for at least 10 consecutive business days. Failure to regain compliance within the 180-day period would result in the delisting of our securities from Nasdaq, although we would have the right to appeal such a delisting to a Nasdaq hearings panel. The second letter informed us of our deficiency in complying with Nasdaq Listing Rule 5450(b)(2)(C), which requires a minimum Market Value of Publicly Held Shares (an “MVPHS”) of $15,000,000 for continued listing on the Nasdaq Global Market under the “Market Value Standard”. This deficiency was caused by our MVPHS having fallen below the minimum threshold for the prior 30 consecutive business days. Under Nasdaq Listing Rule 5810(c)(3)(D), we have 180 calendar days, or until May 19, 2025, to regain compliance, which we can achieve if its MVPHS closes at or above $15,000,000 for at least 10 consecutive business days. Failure to regain compliance within that 180-day period would result in the delisting of our securities from Nasdaq, subject to our right to appeal to a Nasdaq hearings panel.

As part of our strategy, we may consider applying to transfer the listing of our securities to the Nasdaq Capital Market, subject to our meeting one set of continued listing requirements for that market, which would thereby remedy for us the foregoing listing deficiencies. There can be no assurance, however, that we will qualify for such a listing transfer, or that we will otherwise successfully regain compliance with the MVLS or MVPHS standards within the allotted timeframe or comply with other standards that will enable us to maintain a listing on the Nasdaq Global Market, or that any appeal, if necessary, will be successful. Furthermore, no assurance can be given that even if we successfully transfer our listing to the Nasdaq Capital Market or regain compliance with the MVLS or MVPHS standards that we will not again be in violation of Nasdaq’s continued listing standards in the future. We have historically not been in compliance with minimum bid price rule and had an audit committee compliance deficiency although both have been remedied. Our failure to meet the relevant listing requirements may result in our securities being delisted from Nasdaq.

If our securities are delisted from Nasdaq, we may seek to list them on other markets or exchanges, or the ordinary shares may trade on the pink sheets. In the event of such delisting, our shareholders’ ability to trade, or obtain quotations of the market value of, our securities would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities. In addition, the substantially decreased trading in our securities and decreased market liquidity of our securities as a result of the loss of market efficiencies associated with Nasdaq, and the accompanying loss of federal preemption of state securities laws, could materially adversely affect our ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees, and cause us to have fewer business development opportunities. Additionally, that may cause the market price of our securities to decline further, and shareholders may lose some or all of their investment. There can be no assurance that our securities, if delisted from Nasdaq in the future, would be listed on another national or international securities exchange or on a national quotation service, the Over-The-Counter Markets or the pink sheets.

The price of our ordinary shares and our warrants may be volatile, and the value of our ordinary shares and our warrants may decline.

We cannot predict the prices at which our ordinary shares or warrants will trade. The price of our ordinary shares and our warrants may not bear any relation to any established criteria of the value of our business and prospects. In addition, the trading price of our ordinary shares and warrants is likely to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our ordinary shares and our warrants as you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our ordinary shares and our warrants include the following:

●	actual or anticipated fluctuations in our financial condition or results of operations;

●	variance in the projected timeline for regulatory approvals of our product candidates from expectations of securities analysts;

●	changes in laws or regulations applicable to our business;

●	announcements by us or our competitors of significant business developments;

●	significant data breaches, disruptions to or other incidents involving our company;

●	conditions or developments affecting the biotechnology industry;

●	future sales of New Silexion ordinary shares by us or our shareholders, as well as the anticipation of lock-up releases;

●	changes in senior management or key personnel;

●	the trading volume of our securities;

●	changes in the anticipated future size and growth rate of our markets;

●	publication of research reports or news stories about us, our competitors or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	general economic and market conditions; and

●	other events or factors, including those resulting from war, incidents of terrorism, global pandemics or responses to those events.

Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may also negatively impact the market price of our ordinary shares. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.

A substantial number of our ordinary shares may be issued pursuant to the White Lion Purchase Agreement, as well as the conversion terms of the A&R Sponsor Promissory Note, which could cause (i) the price of the ordinary shares to decline, and (ii) substantial dilution to our existing shareholders.

The purchase price per ordinary share to be paid by White Lion for shares that we may elect to issue and sell to it under the White Lion Purchase Agreement will fluctuate based on the market price of our ordinary shares at the time we elect to sell such shares. Depending on market liquidity at the time, resales of such ordinary shares by White Lion may cause the trading price of our ordinary shares to decrease, and any such decrease could be substantial.

If and when we elect to issue and sell ordinary shares to White Lion, those issuances and sales will result in dilution to the interests of existing holders of our ordinary shares, which dilution may be substantial. Additionally, the sale of a substantial number of ordinary shares to White Lion, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

In addition to ordinary shares that may be issued under the White Lion Purchase Agreement, ordinary shares may also be issued upon conversion of amounts outstanding under the A&R Sponsor Promissory Note, in an amount of $3,433,000, due February 15, 2027, that we issued to the Moringa Sponsor in connection with the consummation of the Business Combination. The conversion prices under the A&R Sponsor Promissory Note relates to the market price of our ordinary shares and/or the price at which we raise capital from equity financings. The issuance of additional shares under the A&R Sponsor Promissory Note will dilute our other equity holders, which could cause the price of our ordinary shares to decline.

The ordinary shares (including ordinary shares underlying warrants) that are being offered by selling securityholders under registration statements that we currently have in effect represent a substantial percentage of our outstanding ordinary shares, and the sale of such shares, or the perception that such sales may occur, could cause the price of our ordinary shares to be more volatile or decrease.

On October 9, 2024, we filed, and on October 16, 2024, the SEC declared effective, a registration statement on Form S-1 (SEC file number 333-282556), in which we registered with the SEC the sale by selling securityholders named therein of up to 1,705,798 of our ordinary shares and up to 21,112 of our warrants (constituting our private warrants). On February 12, 2025, we filed a registration statement on Form S-1 (SEC file number 333-284873) under which we seek to register with the SEC the sale by selling securityholders named therein of up to 2,377,030 of our ordinary shares underlying an equivalent number of warrants (which warrants had been issued pursuant to the January 2025 induced warrant exercise transaction). Depending on market liquidity, resales of ordinary shares and warrants by the selling securityholders under those registration statements (in the case of the last of such registration statement, if and when it is declared effective by the SEC) may cause the trading price of our ordinary shares and warrants to decrease, and any such decrease could be substantial. Additionally, the sale of a substantial number of ordinary shares or warrants by those selling securityholders, or the perception that such sales may take place, could increase the volatility of the market price of the ordinary shares and warrants and depress the trading price of the ordinary shares and warrants and thereby make it more difficult for us to raise capital by selling equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Because we have no current plans to pay cash dividends on our ordinary shares for the foreseeable future, you may not receive any return on investment unless you sell New Silexion ordinary shares for a price greater than that which you paid for it.

We will likely retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, funds lawfully available therefor and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our ordinary shares unless you sell our ordinary shares for a price greater than that which you paid for it.

Following, and as a partial result of, our reverse share split, our ordinary shares may experience extreme price volatility unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our ordinary shares.

Recently, there have been instances of extreme share price run-ups followed by rapid price declines and strong share price volatility with a number of relatively new public companies, especially among companies with relatively smaller public floats. As a relatively small-capitalization company with relatively small public float, we may experience greater share price volatility, extreme price run-ups, lower trading volume and less liquidity than large-capitalization companies. The potential for reduced liquidity was heightened in the aftermath of our 1-for-9 reverse share split effected on November 29, 2024, which may heighten our exposure to those trading trends. In particular, following the reverse share split, our ordinary shares may be subject to rapid and substantial price volatility, low volume of trades, and large spreads in bid and ask prices. Such volatility, including any stock run up, may be unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our ordinary shares.

In addition, if the trading volumes of our ordinary shares are low, persons buying or selling in relatively small quantities may easily influence prices of our ordinary shares. This low volume of trades could also cause the price of our ordinary shares to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our ordinary shares may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. If high spreads between the bid and ask prices of our ordinary shares exist at the time of a purchase, the shares would have to appreciate substantially on a relative percentage basis for an investor to recoup its investment. Broad market fluctuations and general economic and political conditions (including in Israel, where our operations are centered) may also adversely affect the market price of our ordinary shares.

As a result of this volatility, investors may experience losses on their investment in our ordinary shares. A volatile market price of our ordinary shares also could adversely affect our ability to issue additional ordinary shares or other securities and our ability to obtain additional financing in the future, which is a key strategic goal for us, thereby frustrating our ability to achieve one of the key purposes of our reverse share split.

We qualify as an “emerging growth company” as well as a “smaller reporting company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we will be eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our ordinary shares that are held by non-affiliates is equal to or exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first issuance of our ordinary shares in the Business Combination. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as the Company is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, the Company may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our ordinary shares less attractive because we rely on these exemptions, which may result in a less active trading market for our ordinary shares and its price may be more volatile.

Additionally, we qualify as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K promulgated by the SEC. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. The Company will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) our annual revenues is equal to or exceeds $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent the Company takes advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Risks Related to U.S. Federal Income Taxation

The PFIC status of New Silexion could result in adverse U.S. federal income tax consequences to U.S. Holders.

In general, a non-U.S. corporation is a PFIC for U.S. federal income tax purposes for any taxable year in which, after applying certain look-through rules, either (i) 50% or more of the average value of its assets (generally determined on the basis of a weighted quarterly average) consists of assets that produce, or are held for the production of, passive income, or (ii) 75% or more of its gross income consists of passive income. Passive income generally includes dividends, interest, rents and royalties (other than rents or royalties derived from the active conduct of a trade or business) and gains from the disposition of passive assets. Cash and cash equivalents generally are passive assets. The value of goodwill will generally be treated as an active or passive asset based on the nature of the income produced in the activity to which the goodwill is attributable. For purposes of the PFIC rules, a non-U.S. corporation that owns, directly or indirectly, at least 25% by value of the stock of another corporation is treated as if it held its proportionate share of the assets of the other corporation and received directly its proportionate share of the income of the other corporation.

The annual PFIC income and asset tests in respect of New Silexion will be applied based on the assets and activities of the combined business. Based on the composition of our income and assets, it cannot be determined whether we will be classified as a PFIC for our current taxable year or in any future taxable year. Further, changes in the composition of our income or composition of our assets may cause us to be or become a PFIC for the current or subsequent taxable years. Whether we are treated as a PFIC for U.S. federal income tax purposes is a factual determination that must be made annually at the close of each taxable year and, thus, is subject to significant uncertainty.

If we are treated as a PFIC for any taxable year, or portion thereof, that is included in the holding period of a U.S. Holder, such U.S. Holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. For a further discussion, see “Certain Material U.S. Federal Income Tax Considerations — PFIC Rules.” U.S. Holders are strongly encouraged to consult their own advisors regarding the potential application of these rules to the ownership of our ordinary shares, pre-funded warrants and/or our ordinary warrants.

If a U.S. person is treated as owning at least 10% of the shares of New Silexion, such person may be subject to adverse U.S. federal income tax consequences.

If a U.S. Holder is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our shares, such holder may be treated as a “United States shareholder” with respect to each of New Silexion and our direct and indirect subsidiaries (the “New Silexion Group”) that is a “controlled foreign corporation,” (a “CFC”), for U.S. federal income tax purposes. A non-U.S. corporation is considered a CFC if more than 50% of (1) the total combined voting power of all classes of stock of such corporation entitled to vote, or (2) the total value of the stock of such corporation is owned, or is considered as owned by applying certain constructive ownership rules, by United States shareholders on any day during the taxable year of such non-U.S. corporation. If the New Silexion Group includes one or more non-U.S. subsidiaries, certain of our non-U.S. subsidiaries could be treated as CFCs regardless of whether we are treated as a CFC.

If we or any of our non-U.S. subsidiaries is a CFC, 10% “United States shareholders” will be subject to adverse income inclusion and reporting requirements with respect to such CFC. No assurance can be provided that we will assist holders in determining whether we or any of our non-U.S. subsidiaries is treated as a CFC or whether any holder is treated as a United States shareholder with respect to any of such CFCs, or furnish to any holder information that may be necessary to comply with reporting and tax payment obligations with respect to such CFCs.

General Risks

The Company may be subject to securities litigation, which is expensive and could divert management attention, including securities class action and derivative lawsuits which could result in substantial costs.

Our share price may be volatile and, in the past, companies that have experienced volatility in the market price of their stock or shares have been subject to securities litigation, including class action litigation. The Company may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations. Any adverse determination in litigation could also subject the Company to significant liabilities.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger or business combination agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. We cannot predict whether any such lawsuits will be filed.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have implemented and maintain an information security program designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data including intellectual property, clinical trial participant and patient-related data, and confidential information that is proprietary, strategic or competitive in nature. We believe our information security program is appropriate for a company of our size and stage of development, taking into account our operations and risks.

Our cybersecurity policies and processes include:

•
Mechanisms, controls, and technologies designed to prevent or mitigate system intrusion or data loss, theft, misuse, or other security incidents or vulnerabilities and maintain a stable and secure information technology environment.

•	Information security policies, network and device security, encryption standards, risk management, as well as security tools such as malware protection and secure authentication tools.

•
We conduct ongoing monitoring of critical systems for any compromised or potentially compromised accounts, and conduct regular trainings for our employees and senior management on cyber and information security.

Governance

The audit committee of our Board of Directors oversees and reviews our cybersecurity risks and the steps management has taken to protect against threats to our information systems and security. Our leadership team, including our Chief Executive Officer and Chief Financial Officer, provides periodic reports to our Board of Directors and the audit committee, as applicable.

To date, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition.

Item 2. Properties

We currently lease 464 square meters of office space at 12 Abba Hillel Silver Road, Ramat Gan, Israel. The lease term is for 24 months, which began on November 1, 2024 and will end on October 31, 2026, with an option for us to extend for an additional 24 months ending October 31, 2028. Monthly rent payments, including utilities, amount to approximately $12,839 per month.

Item 3. Legal Proceedings

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

Our ordinary shares and warrants are traded on the Nasdaq Global Market under the symbols “SLXN” and “SLXNW,” respectively. Our ordinary shares and warrants commenced separate trading on the Nasdaq Global Market following the Closing of the Business Combination on August 16, 2024.

Holders

On March 1, 2025, there were 27 holders of record of our ordinary shares and three holders of record of our warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends for the foreseeable future. The payment of any cash dividends in the distant future will depend upon our revenues and earnings, if any, capital requirements and general financial condition. Further, if we effect any sort of debt financing in the future, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. The payment of any cash dividends is within the discretion of our board of directors. However, our board of directors is not currently contemplating and does not anticipate declaring any such dividends in the foreseeable future.

Performance Graph

Not required (as the Company is a smaller reporting company).

Recent Sales of Unregistered Securities

Information concerning all securities of the Company sold by the Company during the year ended December 31, 2024 which were not registered under the Securities Act has been previously reported in the Company’s Current Reports on Form 8-K throughout that year.

(b)	Use of Proceeds from Initial Registered Offering

The Company’s initial registration statement that became effective under the Securities Act was its registration statement on Form S-4 (SEC File Number 333-279281), which was declared effective by the SEC on July 16, 2024. That registration statement was in respect of the Business Combination, which met the definition of a business combination under Rule 145(a) of the Securities Act. Accordingly, under paragraph (d)(1) of Rule 463 of the Securities Act, no disclosure is required with respect to any use of proceeds of any offering proceeds (if any) related to that registration statement.

(c)	Repurchases

The Company did not effect any share repurchases during the fourth quarter of the year ended December 31, 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introductory Note

The following discussion and analysis of our financial condition and results of operations (this “MD&A”) should be read in conjunction with the financial statements and the related notes included elsewhere in this annual report. Some of the information contained in this discussion and analysis or set forth in this annual report, including information with respect to our plans, objectives, expectations, projections, and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set out in “Item 1.A. Risk Factors” in this annual report, our actual results could differ materially from the results described in or implied by these forward-looking statements. See also the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this annual report.

On August 15, 2024, the Closing of the Business Combination by and among Silexion Therapeutics Corp (formerly known as Biomotion Sciences), a Cayman Islands exempted company (also referred to herein as “New Silexion”), Silexion Therapeutics Ltd., an Israeli company (“Silexion”), and Moringa occurred pursuant to the Business Combination Agreement. Unless the context otherwise requires, references to the “Company,” “we,” “us” and “our” in this MD&A generally refer to: (i) for all periods preceding, and through the Closing of, the Business Combination, Silexion, and, (ii) for all periods following the Closing, New Silexion.

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

We conduct operations primarily through our principal subsidiary— Silexion— which is a clinical-stage, oncology-focused biotechnology company engaged in the discovery and development of proprietary treatments for cancers driven by Kirsten rat sarcoma viral oncogene homolog (”KRAS”). The KRAS gene is an oncogene that is involved in the regulation of cell division as a result of its ability to relay external signals to the cell nucleus. Based on its research of refractory solid tumor cancers, Silexion is actively developing a platform focused on the silencing of the KRAS oncogene using RNA-interference therapeutics. Silexion’s lead product candidate, SIL204, consists of locally administered small interfering RNAs, or siRNA, in an extended-release formulation or solution, as a first-line treatment of locally advanced pancreatic cancer patients, in combination with standard-of-care chemotherapy.

Prior to the Business Combination, Silexion financed its operations primarily with the net proceeds from private offerings of its ordinary shares and convertible preferred shares, convertible financing agreements and Simple Agreement for Future Equity (SAFE) financings, and royalty-bearing grants from the Israeli Innovation Authority (the “IIA”) (which grants totaled $5.8 million through December 31, 2024).

Upon the Closing of the Business Combination, we raised $2.0 million via a private investment in public entity (PIPE) financing, whereby Moringa sold to Greenstar, LP, an affiliate of the Moringa sponsor, 22,223 newly issued Moringa ordinary shares, at a price of $90.00 per share, which shares converted into an equivalent number of New Silexion ordinary shares at the Closing, Also in connection with the Closing, we entered into the ELOC Agreement with White Lion, which provided us with an equity line of credit of up to $15.0 million (the “ELOC”).We have utilized the ELOC for financings from time to time since the Closing of the Business Combination, having raised an aggregate of $3.1 million from the ELOC through December 31, 2024.

In addition to ongoing financings via the ELOC, as a public company, we have raised capital via the public offering of ordinary shares and/or pre-funded warrants, together with ordinary warrants, having completed our first public offering following the Closing in January 2025, which raised gross proceeds of approximately $5.0 million. As a follow-up to that public offering, later in January 2025, we completed an induced exercise of ordinary warrants, which raised gross proceeds of approximately $3.3 million, before deducting placement agent fees and other offering expenses.

Since our inception, we have incurred significant operating losses. Our net losses (consisting of Silexion’s net losses for all periods through the Business Combination, and the combined company's net losses for all periods after) were $16.5 million and $5.1 million for the years ended December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $43.3 million (reflecting Silexion’s accumulated deficit for all periods through August 15, 2024 and the combined company's accumulated deficit from August 16, 2024 through December 31, 2024). We have not recognized any revenue to date.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses it incurs may fluctuate significantly from quarter to quarter. Our expenses will depend on many factors, including the timing and extent of spending to further develop SIL204 and initiate pre-clinical and clinical trials, support research and development efforts, investments in potential additional pipe-line products, and increased overall compensation as we continue to hire additional personnel. We anticipate that our expenses will increase if and as we:

●	apply for Orphan Drug Designation in both the U.S. and EU for its SIL204 product;
●	initiate toxicological studies with respect to SIL204;
●	initiate a clinical trial powered for statistical significance with respect to SIL204;
●	seek marketing approvals for SIL204 in various territories;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional operational, clinical, quality control and scientific personnel;
●	add additional product candidates to our pipeline;
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

Reverse Share Split

On November 27, 2024, we effected a 1-for-9 reverse share split of our authorized ordinary shares, including our issued and outstanding ordinary shares, with a market effective date of November 29, 2024. Unless specifically provided otherwise herein, all share, per share and related option and warrant information for New Silexion (but not Moringa) presented in this annual report has been retroactively adjusted to reflect the reduced number of shares and the increase in the share price which resulted from the reverse share split.

Components of our Results of Operations

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

We expect to continue to invest in research and development to develop SIL204, including hiring additional employees and continuing the research and development of that product candidate. As a result, we expect that our research and development expenses will continue to increase in the future.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, including share-based compensation related to directors and employees, patent application fees, office space rental costs, and maintenance expenses, external professional service costs, including legal, accounting, audit, finance, insurance, human resource services, travel expenses and other consulting fees.

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

Financial expenses (income), net

The finance expenses consisted primarily of changes in fair value of financial liabilities measured at fair value, non-cash loss upon entering into the Business Combination transaction, and exchange rate differences expenses.

Results of Operations

We are providing within this section a discussion and analysis of our historical statement of operations data in accordance with accounting principles generally accepted in the United States of America, or GAAP. Because we are a smaller reporting company (as defined under Rule 12b-2 under the Exchange Act), our financial statements and related financial data in this annual report only cover each of the two years ended December 31, 2024 and 2023. Similarly, the discussion and analysis contained in this Item 7 is limited to a comparison of our results of operations for the years ended December 31, 2024 and 2023. For our financial statements for the year ended December 31, 2022, and for a discussion and analysis of our results for that year, and a comparison of those results with those of the year ended December 31, 2023, please see our consolidated statements of operations on page F-70 and the related notes in our final prospectus dated January 15, 2025, which we filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on January 17, 2025, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Results of Operations— Comparison of Years ended December 31, 2023 and 2022” in that final prospectus.

Comparison of years ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:
	Year ended December 31,
	2024	2023
	(U.S. dollars, in thousands)
Operating expenses:

Research and development	$5,815	$3,708
General and administrative	6,756	973
Total operating expenses	12,571	4,681
Operating loss	12,571	4,681
Financial expenses, net	3,938	395
Loss before income tax	16,509	5,076
Income tax	10	32
Net loss for the year	$16,519	$5,108

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023:
	Year ended December 31,
	2024	2023
	(U.S. dollars, in thousands)
Payroll and related expenses	$1,231	$895
Share-based compensation expenses	2,424	78
Subcontractors and consultants	1,890	2,467
Materials	3	13
Rent and maintenance	205	160
Travel expenses	13	37
Other	49	58
Total research and development expenses	$5,815	$3,708

Research and development expenses increased by approximately $2.1 million, or 56.8%, to $5.8 million for the year ended December 31, 2024, compared to $3.7 million for the year ended December 31, 2023. The increase resulted mainly from an increase in payroll and payroll-related expenses of $0.3 million due to additional headcount and increases in salaries as of the Closing of the Business Combination in August 2024, and from non-cash share-based compensation expenses in an amount of $2.3 million, related to employee grants issued around the time of the Closing. The increase was partly offset, by a decrease in subcontractors and consultants expenses, in an amount of $0.6 million.

Research and development expenses for the years ended December 31, 2024 and December 31, 2023 included approximately $0.2 million and $0.8 million, respectively, related to the development of Loder, and $5.6 million and $2.9 million, respectively, related to the development of SIL204. Aggregate research and development expenses since inception for our Loder program, as of December 31, 2024 and as of December 31, 2023, were approximately $18.4 million and $18.2 million, respectively. Aggregate research and development expenses since inception for the SIL204 program, as of December 31, 2024 and as of December 31, 2023, were approximately $9.1 million and $3.6 million, respectively.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2024 and 2023:
	Years ended December 31,
	2024	2023
	(U.S. dollars, in thousands)
Payroll and related expenses	$1,154	$304
Share-based compensation expenses	3,438	52
Professional services	1,632	386
Depreciation	25	45
Rent and maintenance	89	86
Patent registration	43	22
Travel expenses	106	31
Other	269	47
Total general and administrative expenses	$6,756	$973

General and administrative expenses increased by approximately $5.8 million, or 580.0%, to $6.8 million for the year ended December 31, 2024, compared to $1.0 million for the year ended December 31, 2023. The increase resulted mainly from an increase of $0.9 million in payroll and payroll-related expenses due to headcount growth and an increase in salaries following the Closing of the Business Combination in August 2024 and an increase in non-cash share-based compensation expenses in an amount of $3.4 million, related to directors and employee grants issued around the time of the Closing of the Business Combination. Additionally, there was an increase in professional services costs in an amount of $1.2 million primarily related to one-time legal, accounting, and other expenses associated with the costs of becoming a public company and the Closing of the Business Combination.

Financial expenses, net

Financial expenses, net increased by approximately $3.5 million, or 875.0%, to $3.9 million for the year ended December 31, 2024 compared to $0.4 million for the year ended December 31, 2023. This increase was mainly due to an increase in an amount of $4.8 million in one-time non-cash loss upon entering into the Business Combination transaction in August 2024, offset in part by an increase in revaluation income of financial instruments (warrants, promissory notes and ELOC) in an amount of $1.2 million.

Net loss

Net loss increased by approximately $11.4 million, or 223.5%, to $16.5 million for the year ended December 31, 2024, compared to $5.1 million for the year ended December 31, 2023. The increase was mainly due to an increase in our research and development expenses, general and administrative expenses, and financial expenses including significant non-cash items related to share-based compensation, transaction costs related to the Closing of the Business Combination transaction in August 2024, and costs related to becoming a public company.

Liquidity and Capital Resources

Overview

Our capital requirements will depend on many factors, including the timing and extent of spending to further develop SIL204 and initiate pre-clinical and clinical trials, support research and development efforts, investments in potential additional pipe-line products, and increased overall compensation as we continue to hire additional personnel. For the years ended December 31, 2024 and 2023, we had net losses of $16.5 million and $5.1 million, respectively. As of December 31, 2024, our cash and cash equivalents totaled $1.2 million.

To date, our principal sources of liquidity have evolved together with our progression as a company. As a private company, we raised proceeds from private offerings of our ordinary shares and convertible preferred shares, grants from the Israeli Innovation Authority, issuance of convertible financing agreements (CFA), and Simple Agreement for Future Equity (SAFE) financings. Upon the Closing of the Business Combination, we raised funds from a PIPE in which Greenstar, LP, an affiliate of the Moringa sponsor, purchased Moringa ordinary shares that converted automatically into New Silexion ordinary shares (as described below under “PIPE Financing”). Following  the Closing, as a public company with ordinary shares and warrants registered under the Exchange Act and trading on Nasdaq, we have obtained financing in an ongoing manner, from time to time, under the ELOC, pursuant to which we have issued ordinary shares to the ELOC Investor which has resold those shares into the open market (as described below under “ELOC Financing”). We have furthermore completed a registered public offering of ordinary shares and/or pre-funded warrants, along with ordinary warrants, in January 2025 (as described below under “Public Offering via H.C. Wainwright”), and have raised additional funds from the induced exercise of ordinary warrants issued in that offering, which was completed later in January 2025 (please see “Induced Warrant Exercise Transaction” below for further information).

Based on our current business plan, we believe our current cash and cash equivalents, and anticipated cash flow from operations, will not be sufficient to meet our anticipated cash requirements for the next 12 months from the date of this annual report. We will need to raise additional capital to finance our operations, expand our business and pipeline, or for other reasons.

Our audited consolidated financial statements for the years ended December 31, 2024 and 2023 included in this annual report note that there is substantial doubt about our ability to continue as a going concern as of such date; and in its report accompanying our audited consolidated financial statements included herein, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations and our cash outflows from operating activities raise substantial doubt as to our ability to continue as a going concern. This means that our management and our independent registered public accounting firm have expressed substantial doubt about our ability to continue our operations without an additional infusion of capital from external sources. Our audited consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that may be necessary should we be unable to continue as a going concern. If we are unable to finance our operations, our business would be in jeopardy and we might not be able to continue operations and might have to liquidate our assets. In that case, investors might receive less than the value at which those assets are carried on our consolidated financial statements for the years ended December 31, 2024 and 2023, and it is likely that investors would lose all or a part of their investment.

We have lease obligations and other contractual obligations and commitments as part of our ordinary course of business. See “Note 5: Operating Leases” and “Note 7: Commitments and Contingent Liabilities” to our consolidated financial statements for the year ended December 31, 2024 for information about our lease obligations.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements involving commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, cash requirements or capital resources.

ELOC Financing

In connection with the Closing of the Business Combination, we entered into the ELOC Agreement, dated August 13, 2024, but effective as of the Closing, with the ELOC Investor, which agreement was amended as of January 14, 2025. Under the ELOC Agreement, we have the right to request to sell to the ELOC Investor, and the ELOC Investor is required to purchase, via private placement transactions, up to $15.0 million of our ordinary shares from time to time after the Closing, up until December 31, 2025 (unless the agreement is terminated sooner), subject to certain limitations and conditions as described therein. The number of ordinary shares that we may require the ELOC Investor to purchase in any single sales notice depends on a number of factors, including the type of purchase notice that we deliver. Similarly, the purchase price to be paid by the ELOC Investor for any shares that we require it to purchase depends on the type of sales notice that we deliver, and is derived from the market price of the our ordinary shares for a certain period of time following our purchase request or as of the date of our purchase request. We also granted registration rights to the ELOC Investor pursuant to an accompanying registration rights agreement, also dated August 15, 2024, by and between New Silexion and the ELOC Investor (the “ELOC Registration Rights Agreement”), for which we filed a registration statement on Form S-1 (SEC file number 333-282017), which was declared effective by the SEC on September 17, 2024.

Pursuant to the ELOC Agreement, we agreed, among other things, that if our sales to the ELOC Investor under the ELOC exceed 19.99% of our total number of ordinary shares outstanding, we will seek the approval of our shareholders for the issuance of any ordinary shares under the ELOC in excess of that amount, in accordance with the Nasdaq Listing Rules, subject to certain exceptions based on the price of our ordinary shares to be sold in excess of that limit.

In consideration for the commitments of the ELOC Investor, we agreed to issue to the ELOC Investor an aggregate of $337,500 of our ordinary shares (the “ELOC Commitment Shares”) based on the closing price of the ordinary shares on the day that is the earlier of (i) the business day prior to effectiveness of the registration statement registering the resale of the shares issuable under the ELOC ordinary share purchase agreement and (ii) the business day prior to the 180th day following the date of Closing of the Business Combination. Based on the closing price of the ordinary shares on September 16, 2024, we issued to the ELOC Investor, on September 18, 2024, 40,602 ordinary shares in respect of the ELOC Investor’s commitments under the ELOC Agreement.

Through the date hereof, we have issued and sold an aggregate of 763,713 ordinary shares (which includes the foregoing 40,602 ordinary shares issued as a commitment fee) to the ELOC Investor under the ELOC Agreement for aggregate proceeds to us of approximately $3.1 million.

Settlement of Amounts Due Under Marketing Agreement with EarlyBirdCapital

Prior to the Closing of the Business Combination, Moringa reached agreement with EarlyBirdCapital, or EBC, on the reduction, to $1.6 million, in the aggregate, of the fee payable to EBC under the Marketing Agreement. Pursuant to the final invoice provided by EBC under the Marketing Agreement at the Closing, Moringa paid $350,000 of cash to EBC from the trust account at the Closing, and we issued to EBC the EarlyBird Convertible Note, which is a convertible promissory note, due December 31, 2025, in an amount of $1.25 million to be paid by us to EBC in cash and/or via conversion of outstanding amounts into ordinary shares.

The EarlyBird Convertible Note bears interest at a rate of 6% per annum and by its terms was to mature on December 31, 2025. If not repaid on or prior to that maturity date or such earlier date as to which the repayment obligation may be accelerated under the note, or not converted in accordance with the terms thereof, the rate of interest applicable to the unpaid principal amount would be adjusted to (15%) per annum. We were required to make mandatory prepayments on the note (which were first to be applied to accrued interest and then to principal) from time to time in amounts equal to ten percent (10%) of the gross proceeds received by us from any equity financing consummated by us prior to the maturity date. We were entitled to voluntarily prepay any additional part of, or all of, the principal and accrued interest, in one or more installments without penalty, prior to the maturity date.

EBC, in turn, was permitted to elect, at its sole discretion, on the maturity date, to convert all or part of the then outstanding principal and/or accrued interest under the EarlyBird Convertible Note into ordinary shares, at a per share conversion price equal to 95% of the volume weighted average price of an ordinary share for the five trading days immediately prior to the date of our receipt of a conversion notice, provided, however, that we were not required to issue, and EBC was not permitted to elect to convert the principal and/or accrued interest into, an aggregate number of ordinary shares that would exceed the maximum number of ordinary shares permitted by Section 5635 of the Nasdaq Listing Rules to be issued without the approval of our shareholders, unless such approval is obtained.

Through January 31, 2025, we made aggregate payments of $407,556 to EBC in respect of some of the amounts due from us under the EarlyBird Convertible Note as a result of amounts raised by us under the ELOC and the HCW Offering (as described below). On March 13, 2025, we entered into a letter agreement with EBC, pursuant to which we paid to EBC an additional amount of $400,000 (plus $15,000 for EBC’s legal expenses) (the “Settlement Prepayment Amount”) and EBC agreed to the partial conversion and retirement of all remaining amounts due under the EarlyBird Convertible Note. Under that letter agreement, EBC agreed that the $880,202 principal and interest amount outstanding under the note as of the date of the letter agreement (the “Outstanding Amount”) would be retired in consideration of: (i) our payment in cash of the Settlement Prepayment Amount; (ii) EBC’s conversion of a certain amount of the principal and interest due under the EarlyBird Convertible Note (the “Conversion Amount”) via the issuance by us to EBC of 277,777 ordinary shares (the “EBC Settlement Shares”), which Conversion Amount would equal the net proceeds to be received by EBC from the sale of the EBC Settlement Shares; and (iii) the payment in cash by us to EBC of any remaining amount due under the EarlyBird Convertible Note after deducting the Settlement Prepayment Amount and the Conversion Amount from the Outstanding Amount (the “Remaining Amount”). The resale by EBC of the EBC Settlement Shares was registered under our effective registration statement on Form S-1 (SEC file number 333-282556) as required by the EarlyBird Convertible Note.

On March 17, 2025, EarlyBird sold all 277,777 EBC Settlement Shares under the foregoing Form S-1 registration statement for a Conversion Amount of $344,204, and on March 18, 2025, we paid the Remaining Amount of $135,998 that was due to EarlyBird, resulting in the retirement of the EarlyBird Convertible Note on March 18, 2025.

PIPE Financing

In connection with, and immediately prior to the Closing of, the Business Combination, Moringa raised $2.0 million via a PIPE financing, whereby Moringa sold to Greenstar, LP, an affiliate of the Moringa sponsor (the “PIPE Investor”), 200,000 newly issued Moringa ordinary shares (which does not reflect the reverse share split) at a price of $10.00 per share, pursuant to a subscription agreement, dated as of August 15, 2024, by and among Moringa, New Silexion and the PIPE Investor. Those 200,000 shares automatically converted upon the Closing of the Business Combination 22,223 New Silexion ordinary shares.

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

Issuance of Amended and Restated Sponsor Promissory Note

Effective as of the Closing, we issued to the sponsor, and the sponsor accepted, in amendment and restatement, and replacement, in their entirety, of all existing promissory notes issued by Moringa to the sponsor from the IPO until the Closing (and as to which the obligations of Moringa were assigned to New Silexion upon the Closing), the A&R Sponsor Promissory Note in an amount of $3,433,000, which reflected the total amount owed by Moringa to the sponsor through the Closing Date. The maturity date of the A&R Sponsor Promissory Note is the 30-month anniversary of the Closing Date (i.e., February 15, 2027). Amounts outstanding under the A&R Sponsor Promissory Note may be repaid (unless otherwise decided by us) only by way of conversion into ordinary shares (“Note Shares”) in accordance with the terms set forth in the form of A&R Sponsor Promissory Note. New Silexion and the Sponsor may also convert amounts outstanding under the A&R Sponsor Promissory Note at the price per share at which we conduct an equity financing following the Closing, subject to a minimum conversion amount of $100,000, in an amount of Note Shares constituting up to thirty percent (30%) of the number of ordinary shares issued and sold by us in such equity financing. The sponsor may also elect to convert amounts of principal outstanding under the note into ordinary shares at any time following the 24-month anniversary of the date of the Closing, subject to a minimum conversion of $10,000, at a price per share equal to the volume weighted average price of the ordinary shares on the principal market on which they are traded during the 20 consecutive trading days prior to the conversion date. Through the date hereof, there have been no conversions of amounts due under the A&R Sponsor Promissory Note into our ordinary shares, and no election by us to repay any amounts under the note in cash.

Public Offering via H.C. Wainwright

On January 15, 2025 and January 17, 2025, we priced and closed, respectively, a registered public offering in which we offered and sold, on a best efforts basis, with H.C. Wainwright & Co., LLC (“HCW”) as the sole placement agent (the “HCW Offering”), (i) 2,145,998 ordinary shares, (ii) 1,557,705 pre-funded warrants to purchase up to 1,557,705 ordinary shares and (iii) 3,703,703 ordinary warrants to purchase up to 3,703,703 ordinary shares, at a purchase price of $1.35 per share and accompanying ordinary warrant, and $1.3499 per pre-funded warrant and accompanying ordinary warrant. Aggregate gross proceeds from the HCW Offering (without taking into account any proceeds from any future exercises of warrants) were approximately $5.0 million.

The pre-funded warrants were immediately exercisable at an exercise price of $0.0001 per ordinary share and did not expire until exercised in full. The ordinary warrants have an exercise price of $1.35 per ordinary share, were immediately exercisable, and could be exercised for five years from issuance.

Holders of the pre-funded and ordinary warrants do not have the right to exercise any portion of the warrants if the holder (together with parties whose beneficial ownership of ordinary shares would be aggregated with the holder’s) would beneficially own ordinary shares in excess of 4.99% (or, at the election of the holder, 9.99%) of the outstanding ordinary shares following exercise.

Certain investors in the HCW Offering entered into a definitive securities purchase agreement with us, under which we agreed to abide by certain customary standstill restrictions for a period of 60 days following the closing of the HCW Offering. In addition, subject to limited exceptions, the agreement provides that for a period of one year following the closing of the HCW Offering, we will not effect or enter into an agreement to effect a “variable rate transaction” as defined in the agreement.

In accordance with our engagement agreement with HCW, we paid to HCW an aggregate cash placement agent fee equal to 7.0% of the gross proceeds received by us in the HCW Offering, as well as a management fee equal to 1.0% of the gross proceeds raised in the HCW Offering. We also reimbursed HCW for certain of its expenses in connection with the offering. Pursuant to the engagement agreement, we also issued to HCW (or its designees) 259,259 placement agent warrants to purchase up to 259,259 ordinary shares, representing 7.0% of the sum of the shares and pre-funded warrants sold in the HCW Offering. Those placement agent warrants have an exercise price of $1.6875 per ordinary share (representing 125% of the public offering price per share and accompanying ordinary warrant), are exercisable for five years from the date of the commencement of sales in the HCW Offering, and otherwise reflect substantially the same terms as the ordinary warrants sold in the HCW Offering.

The net proceeds to us from the HCW Offering were approximately $4.26 million after deducting estimated offering expenses payable by us. We are using the proceeds from the HCW Offering to advance our pre-clinical clinical studies, and for general corporate purposes.

Induced Warrant Exercise Transaction

On January 29, 2025, we entered into an inducement offer letter agreement with holders of 2,221,523 of our existing ordinary warrants that had been issued in the HCW Offering, under which, on January 30, 2025, those holders exercised those warrants for cash and purchased 2,221,523 ordinary shares at a cash exercise price of $1.35 per share and in consideration of our issuance to them of new ordinary warrants to purchase up to an aggregate of 2,221,523 ordinary shares at an exercise price of $1.50 per share. The exercising holders also paid us an additional $0.125 per new ordinary warrant issued to them. We received aggregate gross proceeds of approximately $3.3 million from the exercise of the existing warrants by the holders, before deducting placement agent fees and other offering expenses payable by us.

We engaged HCW to act as our exclusive placement agent in connection with the transactions contemplated by the inducement letter and paid HCW a cash fee equal to 7.0% of the aggregate gross proceeds received from the holders’ exercise of their existing ordinary warrants, as well as a management fee equal to 1.0% of the gross proceeds from the exercise of those warrants. We also issued to HCW or its designees placement agent warrants to purchase up to 155,507 ordinary shares (representing 7.0% of the existing ordinary warrants that were exercised), which have the same terms as the new warrants issued in the transactions, except that the placement agent warrants have an exercise price equal to $1.8438 per share (125% of the sum of the exercise price of the existing warrants exercised in the transactions and the additional $0.125 paid per new ordinary warrant in the transactions). Similar to the new ordinary warrants issued to investors in the transactions, the placement agent warrants are immediately exercisable from the date of issuance until the 24-month anniversary of the effective date of the resale registration statement to be filed to cover the resale of shares underlying the new warrants (as described below). We also paid certain fees and expenses in connection with the induced warrant exercise transactions.

 Upon exercise for cash of any new warrants issued to investors in the transactions, in certain circumstances, we will (i) pay to HCW a cash fee of 7.0% of the aggregate gross exercise price, and a cash management fee of 1.0% of the aggregate gross exercise price, and (ii) issue to HCW warrants representing 7.0% of the ordinary shares issued to the investors upon such cash exercise of the new warrants.

We are using the net proceeds from these transactions for general corporate purposes.

Government Grants

Our research and development efforts have been financed, in part, through royalty-bearing grants from the Israeli Innovation Authority, or the IIA. As of December 31, 2024, we had received IIA royalty-bearing grants totaling approximately $5.8 million.

We are committed to pay royalties to the IIA at a rate of approximately 3.0% to 5.0% of the sales of all of our product candidates and other related revenues generated from such projects, that were developed, in whole or in part, using the IIA royalty-bearing grants we received under IIA programs up to the total amount of royalty-bearing grants received, linked to the U.S. dollar and bearing annual interest at rates prescribed by the IIA’s rules and guidelines.

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

As of December 31, 2024, the total royalty amount that may be payable by the Company is approximately $5.8 million ($6.5 million including interest).

Cash Flows

Cash flows for the years ended December 31, 2024 and 2023

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2024	2023
	(U.S. dollars, in thousands)
Cash and cash equivalents and restricted cash at beginning of the period	$4,645	$8,309
Net cash used in operating activities	(8,396)	(4,529)
Net cash provided by (used in) investing activities	(22)	573
Net cash provided by financing activities	5,104	522
Net decrease in cash and cash equivalents and restricted cash	$(3,314)	$(3,434)
Translation adjustments on cash and cash equivalents and restricted cash	(61)	(230)
Cash and cash equivalents and restricted cash at end of the period	$1,270	$4,645

Cash Flows from Operating Activities

Net cash used in operating activities increased by approximately $3.9 million, or 86.7%, to $8.4 million for the year ended December 31, 2024, compared to $4.5 million for the year ended December 31, 2023. This increase was mainly due to an increase of $11.4 million in the net loss for the year ended December 31, 2024, as well as increases of $1.4 million in other non-cash financial income and $1.6 million in net working capital in the year ended December 31, 2024, offset in part by an increase in certain other non-cash expenses such as a $5.7 million increase in share-based compensation expenses and a $4.8 million one-time loss upon entering the Business Combination transaction in August 2024.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $0.6 million, or 100.0%, to $0 million for the year ended December 31, 2024, compared to $0.6 million of cash provided by investing activities in the year ended December 31, 2023. This decrease was mainly due to a reduction in short-term deposits in the amount of $0.5 million in 2023, as cash was used for operating activities.

Cash Flows from Financing Activities

Net cash provided by financing activities increased by $4.6 million, or 920.0%, to approximately $5.1 million for the year ended December 31, 2024, compared to $0.5 million for the year ended December 31, 2023. This increase was mainly due to an increase in cash received from transactions upon the Closing of the Business Combination in an amount of $2.3 million and from an increase in proceeds from issuance of ordinary shares under the ELOC in an amount of $3.1 million, offset in part by (i) $0.3 million of payments under the EarlyBird Convertible Note in the year ended December 31, 2024 and (ii) $0.5 million in proceeds from the issuance of preferred shares and warrants in the year ended December 31, 2023, which did not recur in the year ended December 31, 2024.

Funding Requirements

We expect to devote substantial financial resources to our ongoing and planned activities, particularly further development of SIL204 and as we conduct our planned pre-clinical and clinical trials.

Identifying potential product candidates and conducting pre-clinical testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. For additional information please refer to the “Risk Factors” section of this annual report, including “Risks Related to Our Financial Condition and Capital Requirements — we have never generated any revenue from product sales and may never be profitable” and “Risks Related to the Research and Development of our Product Candidates — Silexion is heavily dependent on the success of its product candidates...”.

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our pre-clinical studies and clinical trials. In addition, if we obtain marketing approval for SIL204 in any indication or for any other product candidate we are developing or may develop in the future, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing, and distribution. Furthermore, upon the closing of the Business Combination, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding.

Our future capital requirements will depend on many factors, including:

●	Material cost.
●	Regulatory pathway; and
●	Human clinical trial costs.

As of December 31, 2024, we had cash and cash equivalents of $1.2 million. Based on our current cash balance, as well as its history of operating losses and negative cash flows from operation, combined with its anticipated use of cash to, among other things, (i) fund the preclinical and clinical development of our products, (ii) identify and develop new product candidates, and (iii) seek approval for SIL204 and any other product candidates we may develop, our management has concluded that we do not have sufficient cash to fund our operations for 12 months from the date of its consolidated financial statements for the year ended December 31, 2024 included in this annual report without additional financing, and as a result, there is substantial doubt about our ability to continue as a going concern.

In making this determination, applicable accounting standards prohibited us from considering the potential mitigating effect of plans that have not been fully implemented as of the date of our consolidated financial statements for the year ended December 31, 2024, including, without limitation, discussed below and to raise additional capital. Our financial information throughout this annual report, and our financial statements for the year ended December 31, 2024 contained herein have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and our consolidated financial statements for the year ended December 31, 2024 do not include any adjustments that might result from the outcome of this uncertainty.

We currently estimate that our existing cash and cash equivalents are sufficient to fund business operations into the fourth quarter of 2025.

We have based these estimates and expectations on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. We could not, as of the December 31, 2024 balance sheet date of the audited financial statements for the two years ended December 31, 2024, determine the exact level of funds that will be available to us upon potential equity financings. Our expected use of funds represents our intentions based upon our current plans and business condition, which could change in the future as our plans and business condition evolve and the level of funding available to us becomes clear. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of SIL204 and any studies or other product candidates that we pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate.

Until such time, if ever, as we can generate substantial revenues from product sales, we expect to finance our cash needs through a combination of public and private equity offerings and debt financings, including the private placement of ordinary shares pursuant to the ELOC Agreement, strategic alliances, collaborations, and marketing, distribution, or licensing arrangements. However, adequate additional financing may not be available to us on acceptable terms, or at all, and the availability of such financing may be impacted by the economic climate and market conditions.

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

Critical Accounting Policies and Estimates

For a description of our significant accounting policies, see Note 2 to our consolidated financial statements for the year ended December 31, 2024 included in this annual report.

The preparation of our consolidated financial statements for the year ended December 31, 2024 in conformity with U.S. GAAP requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements for the year ended December 31, 2024 and related footnotes. Actual results may differ from these estimates. We base our judgments on our experience and on various assumptions that we believe to be reasonable under the circumstances.

Of our policies, the following are considered critical to an understanding of our consolidated financial statements for the year ended December 31, 2024 as they require the application of subjective and complex judgment, involving critical accounting estimates and assumptions impacting our consolidated financial statements for the year ended December 31, 2024.

The critical accounting estimates relate to the following:

Share-Based Compensation

Share-based compensation expense related to share awards is recognized based on the fair value of the awards granted. The fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including, before the Business Combination - the fair value of the underlying ordinary shares, the expected term of the option, and the expected volatility of the price of our ordinary shares. These estimates involve inherent uncertainties and the application of management’s judgment. The related share-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards, including awards with graded vesting and no additional conditions for vesting other than service conditions. Forfeitures are accounted for as they occur instead of estimating the number of awards expected to be forfeited.

Our use of the Black-Scholes option-pricing model requires the input of highly subjective assumptions. If factors change and different assumptions are used, our share-based compensation expense could be materially different in the future.

We will continue to use judgment in evaluating the assumptions related to our share-based compensation on a prospective basis, when future awards are granted. As we continue to accumulate additional data related to our ordinary shares, we may refine our estimation process, which could materially impact our future share-based compensation expense.

Valuation of Promissory Notes

As part of the Business Combination, we issued to Moringa’s sponsor, as well as EarlyBirdCapital, promissory notes, which we irrevocably designated to be measured at fair value. The fair value Promissory Notes is measured using a discount rate based on a B rated US dollar zero-coupon discount curve, plus a credit spread of 6.67%. The discount rate was determined with reference to benchmark interest rates of secured loans reported by venture capitals, which were then used to extract our entity-specific credit spread. Since the Notes are not senior secured, one notch downgrade was applied. The expected timing of conversion or redemption of the notes was determined using our management’s forecasts.

Valuation of Private Warrants

As part of the Business Combination, we assumed a derivative warrant liability related to previously issued private warrants in connection with Moringa’s initial public offering. The private warrants were classified as a liability. We utilize a Black-Scholes model option pricing model to estimate the fair value of the private warrants. The volatility of the private warrants is based on implied volatility of the publicly traded warrants and the historical volatility of selected peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve as of the valuation date for a maturity similar to the expiration of the warrants. The dividend yield is based on the historical rate, which we anticipate will remain at zero.

Recent Accounting Pronouncements

See Note 2 on page F-75 to our financial statements for the year ended December 31, 2024 included in this annual report for a description of recent accounting pronouncements applicable to our financial statements for the year ended December 31, 2024.

Smaller Reporting Company Status

We are a “smaller reporting company,” meaning that the market value of our ordinary shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We will continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements and we have reduced disclosure obligations regarding executive compensation.

Emerging Growth Company Status

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable.

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of ordinary shares that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1.0 billion in non-convertible debt in the prior three-year, or (iv) December 31, 2029. We expect to continue to take advantage of the benefits of the extended transition period, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company, as defined under paragraph (f) of Item 10 of Regulation S-K promulgated by the SEC, and is not required to provide the information under this Item.

Item 8. Financial Statements and Supplementary Data.

Please see the F- pages to this Annual Report, which contain the consolidated financial statements of the Company and its subsidiaries as of December 31, 2024 and 2023, and for the years ended December 31, 2024 and 2023.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Report on Internal Control over Financial Reporting; Attestation Report of the Registered Public Accounting Firm.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Based on the evaluation conducted by our senior management, including our Chief Executive Officer and Chief Financial Officer, we have concluded that there has been no change that occurred during the three-month period ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a)          Unreported Information. The Company does not have any information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the year ended December 31, 2024 that has not yet been reported.

(b)          Insider trading arrangements. During the three-month period ended December 31, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K promulgated by the SEC.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management and Board of Directors

The below table and biographies below it provide certain information known as of the date of this Annual Report concerning the persons who currently serve as directors and executive officers of New Silexion.

Each director holds office until his or her successor is duly elected or appointed and qualified in accordance with applicable law or until his or her death, resignation or removal in accordance with law and our governing documents, including our Articles, which went into effect upon the Closing of the Business Combination.

Name	Age	Position(s)
Directors
Ilan Hadar	55	Chairman and Chief Executive Officer
Dror J. Abramov	63	Director
Ruth Alon	73	Director
Ilan Levin	59	Director
Avner Lushi	58	Director
Shlomo Noy	71	Director
Amnon Peled	65	Director
Executive Officers (who are not also directors)
Dr. Mitchell Shirvan	70	Chief Scientific and Development Officer
Mirit Horenshtein Hadar, CPA	41	EVP of Finance Affairs, Chief Financial Officer and Secretary

Directors

Ilan Hadar, 55, was appointed as Chief Executive Officer of New Silexion, serving on a full-time basis, effective upon the Business Combination, and has served as our (previously, Silexion’s) Chairman of the Board since May 2024. Previously, he served as Managing Director of Silexion from April 2022 until the Business Combination. Mr. Hadar has over 20 years of multinational managerial and corporate experience with pharmaceutical and high-tech companies, as described below, over which time period he has acquired the experience and skills to serve as a valuable member of the board of directors of a company such as Biomotion Sciences. In addition to his current role at Silexion, Mr. Hadar has served as the Chief Executive Officer of Painreform Ltd (Nasdaq: PRFX) since November 2020, a position he will relinquish following the consummation of the Business Combination. Prior to joining Painreform and Silexion, Mr. Hadar served as Country Manager Israel and Chief Financial Officer at Foamix Pharmaceuticals Ltd. (currently, Nasdaq: VYNE) from 2014 until August 2020, where he was instrumental in building the organization and launching new innovative topical drugs in the U.S., and also focused on capital markets and mergers and acquisitions. Prior to his role at Foamix, Mr. Hadar was Finance Director at Pfizer PFR Pharmaceuticals Israel Ltd., where he oversaw all commercial, financial and operational activities of the local entity of the large pharmaceutical company. Before his tenure at Pfizer, Mr. Hadar served as Finance Manager at HP Indigo Ltd., a world-leading company in digital printing and, prior to that, served as Finance Director at BAE Systems, the third-largest defense company in the world, where he was responsible for all financial activities of BAE Systems Israel. From 1998 to 2006, Mr. Hadar was Chief Financial Officer at Mango DSP, a global leader of Intelligent Video Solutions. Mr. Hadar served on the board of directors of Kadimastem, a public Israeli biopharmaceutical company from 2019 to 2022. He received his MBA in Finance and Business Entrepreneurship and BA from The Hebrew University in Jerusalem, Israel. We believe Mr. Hadar is qualified to serve on our board of directors due to his extensive knowledge as Silexion’s Managing Director, and his extensive commercial, financial and managerial experience with high-tech and pharmaceutical companies, both private and public.

Dror J. Abramov, 63, was appointed as a director of New Silexion effective upon the consummation of the Business Combination. Mr. Abramov’s experience of over 15 years in multiple roles in changing and growing companies and markets within dynamic environments, and in particular his multi-disciplinary experience in R&D, consulting, taxes, sales, business development, finance and government, lend to his being an appropriate board member of Biomotion Sciences. Mr. Abramov has served as Managing Director of Hewlett Packard Inc. Israel since 2015. Mr. Abramov held several other management positions in Hewlett Packard Inc. Israel from 2006 to 2015, including finance director, general manager of imaging and printing divisions and general manager of printing and personal systems division. From 2002 through 2006, Mr. Abramov served as Chief Financial Officer of Applied Materials UK and Applied Materials Israel, both part of Applied Materials, Inc. (Nasdaq: AMAT), a nanomanufacturing company that supplies equipment, services and software for the manufacture of semiconductor chips for electronics. From 2000 through 2002, Mr. Abramov served as Vice President of business management at Avaya Communication, a cloud communications and workstream collaboration technology company. From 1997 until 2000, Mr. Abramov held positions in Mainsoft Corporation, first as director of finance and operations and later as general manager. From 1991 through 1997, Mr. Abramov served as consultant and manager at Maron, Sobel, Shor & Co., an Israeli CPA firm. Mr. Abramov is a licensed CPA and holds a Bachelor of Accounting, Master of Business Administration and Bachelor of Science in physics and computer sciences, all three degrees from Tel Aviv University. We believe Mr. Abramov is qualified to serve on our board of directors due to his extensive financial and business management experience.

Ruth Alon, 73, became a director of New Silexion effective upon the consummation of the Business Combination. Ms. Alon’s international experience of over 30 years in the high-tech medical industry and with Israeli life sciences companies, in particular, make her a prospective valuable member of the board of directors of Biomotion Sciences. Ms. Alon is the Founder and Chief Executive Officer of Medstrada, which was started in 2016. From 1997 until 2016, Ms. Alon served as a General Partner in Pitango Venture Capital, where she headed the life sciences activities and helped to facilitate the acquisition of several of the company’sportfolio companies. Currently, Ms. Alon also serves on the board of directors of a number of private and public companies as a member or chairperson, including Vascular Biogenics Ltd. (Nasdaq: VBLT), Brainsgate and KadimaStem. Ms. Alon previously worked on Wall Street where she held senior positions as a senior medical device analyst with Montgomery Securities (from 1981 to 1987) and Kidder Peabody & Co. (from 1987 to 1993). She also managed her own independent consulting business in San Francisco from 1995 to 1996, providing broad-based services to early-stage companies and venture capitalists in the medical devices industry. Ms. Alon was also instrumental in the establishment, in 2005, of Israel Life Science Industry (ILSI), a not-for-profit organization which represented, as of 2005, the mutual goals of approximately 700 Israeli life science companies. She is the Co-Founder of IATI, an umbrella organization established in 2012, representing Israel’s High Tech and Life Sciences industries. Ms. Alon holds a B.A. in Economics from the Hebrew University of Jerusalem, an M.B.A. from Boston University, and an M.Sc. from the Columbia University School of Physicians and Surgeons. We believe Ms. Alon is qualified to serve on our board of directors given her above-described extensive experience in the high-tech medical industry and with Israeli life sciences companies, in particular.

Ilan Levin, 59, who was the co-founder, Chairman and Chief Executive Officer of Moringa, was appointed as a director of New Silexion after its formation in April 2024 and has continued as a director following the consummation of the Business Combination. Mr. Levin has been involved, for approximately 25 years, as an executive and venture capital/private equity investor in high-tech, Israel-related ventures. His experience as an executive and board member in managing growth companies that develop technology, and his knowledge of that industry in Israel in particular, suit him well to serve as a director of Biomotion Sciences. From 2000 to 2018, Mr. Levin was a member of the Board and Executive Committee of Objet Ltd., which as a result of a merger with Stratasys, Inc. in 2012, formed Stratasys Ltd. (Nasdaq: SSYS), the pioneer and global leader in 3D printing. During his tenure at Objet/Stratasys, Mr. Levin held various positions including President, Vice Chairman and from 2016 to 2018, Chief Executive Officer. From 2004 to 2009, Mr. Levin was the Chief Executive Officer of CellGuide, a developer of software-based GPS for mobile devices. Since 1997, Mr. Levin has also served as a member of the board of directors and as an advisor for a wide variety of Israel-based technology-related companies, including currently serving as Chairman of Vision Sigma (TLV: VISN: IT), an Israel-based real estate and investment company. Early in his career, Mr. Levin was a practicing attorney focusing on corporate and securities related matters. In addition to his role as our Chairman and Chief Executive Officer, Mr. Levin also serves as the sole director and sole equity owner of an Israeli company that serves as the sole general partner of the Sponsor. Mr. Levin earned an LL.B. from Tel Aviv University and a B.A.Sc. in Industrial Engineering from the University of Toronto. We believe Mr. Levin is qualified to serve on our board of directors given his above-described experience in managing growth companies that develop technology, and his knowledge of that industry in Israel in particular.

Avner Lushi, 58, was appointed as a director of New Silexion effective upon the consummation of the Business Combination. His experience of over 20 years and skills acquired in his managing roles at an Israeli life sciences venture capital fund and in life sciences investment banking make him suitable to provide similar support as a member of the board of directors of Biomotion Sciences. Mr. Lushi co-founded Guangzhou Sino-Israel Bio-industry Investment Fund (GIBF), which currently includes two approximately $100 million funds focused on introducing Israeli and other foreign companies in the field of life sciences to the Chinese market, in which he also serves as a Managing Partner & CEO of the GP since 2016. From 2004 to 2015, Mr. Lushi served as a Partner and Managing Director of Israel Healthcare Ventures (IHCV), a prominent Israeli life sciences venture capital fund. Before joining IHCV, Mr. Lushi was the Co-Founder & CEO of Life Sciences Transaction Support Ltd. (LTS), a PwC subsidiary dealing with life sciences investment banking. Since 2005, Mr. Lushi has served as an independent director on the boards of nine public companies, including, currently, Brainsway Ltd. (Nasdaq: BWAY) and Ginegar Plastic Products Ltd. In addition, he serves as a board member of several private companies as part of his role at GIBF. From 1997 to 2001, prior to turning to the private sector, he held increasingly senior roles within the Israeli Prime Minister’s Chamber and the Israeli Supreme Court. Mr. Lushi holds an LLM in Law from the Hebrew University of Jerusalem, LLB in Law and a BA in Economics from the Haifa University. We believe Mr. Lushi is qualified to serve on our board of directors due to his extensive executive and board experience with life sciences companies.

Shlomo Noy, MD PhD, 71, was appointed as a director of New Silexion effective upon the consummation of the Business Combination. Professor Noy’s international-level expertise in healthcare management, tech transfer, building ecosystems and focusing hospitals on research and clinical trials will provide important knowledge to the Biomotion Sciences board of directors in the realm of Israeli research and clinical trial activities. Professor Noy has served as Chief Medical Officer of GIBF since January 2017. Professor Noy served as the Director of the Rehabilitation Hospital at Sheba Medical Center from 1993 to 2017 and Vice President of Research and Development and Academic Affairs at Sheba Medical Center from 2000 to 2017. Prof. Noy was a Professor at Sackler School of Medicine at Tel-Aviv University from 1993 to 2016. Prof. Noy serves as a board member of several private companies as part of his role at GIBF. Prof. Noy possesses 25 years’ experience in health care management and is active in promoting research and education at an Israeli national level as well as at an international level. Prof. Noy received his MD from the Hebrew University, Hadassah Medical School, Jerusalem, Israel, and completed his MBA at the European School of Business Administration (INSEAD) Fontainebleau, France, and holds a PhD degree from Tel-Aviv University, Faculty of Medicine and Management. We believe Mr. Noy is qualified to serve on our board of directors due to his extensive medical and health care management experience.

Amnon Peled, PhD, 65, was appointed as a director of New Silexion in December 2024. Professor Peled has served as an associate professor at Hadassah Medical Center, Jerusalem since August 2000. Professor Peled also served as Director of the Gene Therapy Institute at Hadassah Medical Center from October 2021 to February 2024. He specializes in cytokine research, hematopoietic stem cell biology, inflammation, and cancer, leading the development of therapies now in Phase II/III trials. Professor Peled served as Founder and CEO of Biokine Therapeutics, and as its Chief Scientific Officer, from July 2000 to February 2024, where he advanced the CXCR4 antagonist BKT140/BL8040. Prof. Peled is an author of over 100 publications and holder of 200+ patents and patent applications, and holds a Bachelor’s degree in agriculture from the Hebrew University of Jerusalem, a Master’s degree in cell biology and histology from Tel Aviv University, and a Ph.D. from the Weizmann Institute. He completed postdoctoral training at Harvard Medical School and the Weizmann Institute.

Executive Officers

Mitchell Shirvan, Ph.D., 71, has served as the Chief Scientific and Development Officer of New Silexion since the Business Combination, and, before the Business Combination, of Silexion, since April 2022. Prior to joining Silexion, Dr. Shirvan served as the Senior Vice President of R&D and V.P. Innovation and Discovery at Foamix Pharmaceuticals Ltd. from 2014 to 2019. Dr. Shirvan has over 25 years of industry experience, previously holding positions as Chief Executive Officer at Macrocure Ltd. from 2008 to 2012. From 1992 until 2008, Dr. Shirvan held various positions of increasing responsibility at Teva Pharmaceutical Industries, including Senior Director, Strategic Business Planning and Senior Manager, Research & Development. Prior to his tenure at Teva, he was a research fellow at the U.S. National Institutes of Health. Dr. Shirvan holds a Ph.D. in microbiology from The Hebrew University of Jerusalem and an MBA from the University of Bradford.

Mirit Horenshtein Hadar, 41, has served as the Chief Financial Officer and Secretary of New Silexion since the Business Combination, and served as the Executive Vice President of Finance Affairs at Silexion before the Business Combination, beginning in January 2024. From August 2023 to January 2024, Ms. Horenshtein Hadar served as a part-time consultant in a Strategy & Corporate Finance Advisory capacity. Ms. Horenshtein Hadar has over 15 years of corporate finance experience in senior financial positions of public companies and privately held companies, in the pharmaceutical and high-tech industries, where she has been instrumental in building financial infrastructures for growth, U.S. GAAP financial reporting and FP&A functions, and has led the accounting and reporting of complex M&A transactions, integration processes and public offerings. Prior to joining Silexion, from January 2021 to December 2022, Ms. Horenshtein Hadar served as VP of Finance and then CFO Israel of Gauzy Ltd. (currently, Nasdaq: GAUZ), a nanotechnology company that develops and markets smart glass and vision control technologies. Since December 2022, Ms. Horenshtein Hadar continues to serve as an external advisor to the finance department at Gauzy. Prior to Gauzy, Ms. Horenshtein Hadar served as Senior Director of Finance and Head of FP&A, Accounting and Financial Reporting at Foamix Pharmaceuticals Ltd. (currently, Nasdaq: VYNE) from July 2016 until December 2020. Prior to Foamix, Ms. Horenshtein Hadar was a Senior Manager at PwC Israel, as an external auditor, from 2008 to 2016. Ms. Horenshtein Hadar became a Qualified CPA in 2011 and received a BA in Accounting, Economics and Business Management from Tel Aviv University.

Family Relationships

Mirit Horenshtein Hadar and Ilan Hadar are married to one another. There are no other family relationships between the individuals who serve as directors and executive officers of the Company.

Corporate Governance Practices

Overall

The Company does not qualify as a “foreign private issuer” under U.S. securities laws and is therefore not currently eligible to exempt itself from any of the Nasdaq listing rule requirements in a manner that other non-U.S. issuers often do.

Composition of the New Silexion Board After the Business Combination

New Silexion’s business and affairs are managed under the direction of our board of directors (which we sometimes refer to herein as the “New Silexion Board”). Under the terms of the Articles, the New Silexion Board may be composed of between three and nine directors, as may be amended from time to time exclusively by ordinary resolution under Cayman Islands law, being a resolution passed by a simple majority of the shareholders of New Silexion as, being entitled to do so, vote in person or by proxy at a general meeting (an “Ordinary Resolution”). The size of the New Silexion Board was set by our shareholders as seven members effective upon the Closing. Ilan Hadar serves as Chairman of the New Silexion Board. In September 2024, Ilan Shiloah, who was appointed to the New Silexion Board effective upon the Closing, stepped down from the Board, citing competing demands on his time, thereby leaving the size of the Board as six members. Subsequently, in December 2024, the Board appointed Dr. Amnon Peled to fill the Board seat previously held by Mr. Shiloah, thereby restoring the size of the New Silexion Board to seven members.

Pursuant to the Articles, New Silexion’s directors are appointed by an Ordinary Resolution at an annual general meeting. Unless the Board resolves that the election of nominees of the Board (referred to as “Nominees”) or of nominees of any shareholders entitled to present such nomination (referred to as “Alternate Nominees”) will be determined by plurality vote, the Nominees or Alternate Nominees shall be appointed by Ordinary Resolution at the annual general meeting at which they are proposed for election.

Shareholder Nominees and Proposals

Under the Articles, shareholders may propose an Alternate Nominee for election to the Board by following the procedure designated for shareholders to bring any business before the annual general meeting generally. Under that procedure, a shareholder must deliver notice of such nomination or proposed item of business to the principal executive offices of the Company not later than 90 days nor earlier than 120 days prior to the one-year anniversary of our previous year’s annual general meeting. If we did not hold an annual general meeting the previous year (as is the case in 2025, since we did not hold an annual general meeting in 2024), or if the date of the current year’s annual general meeting has been changed by more than 30 days from the date of the previous year’s annual general meeting, such shareholder’s notice must be so delivered no later than the deadline to be set by the Board, with such deadline being a reasonable time (as determined by the Board) before the Company begins to print and send its related proxy materials for the current year’s annual general meeting. The Chairman of the Board may refuse to acknowledge the introduction of any shareholder proposal not made in compliance with the foregoing procedures.

Each such shareholder’s notice proposing an Alternate Nominee must set forth: (a) the name and address of (i) the shareholder who intends to make the nomination, and (ii) the Alternate Nominee; (b) a representation that the shareholder is a holder of record of ordinary shares entitled to vote at the upcoming annual general meeting (including the number of shares held of record by the shareholder) and intends to appear in person or by proxy at the meeting to nominate the Alternate Nominee; (c) a description of all arrangements or understandings between the shareholder and each Alternate Nominee and any other person (naming such person) pursuant to which the nomination is be made by the shareholder; (d) the consent of the Alternate Nominee to serve as a director of New Silexion if so appointed and (e) a declaration signed by the Alternate Nominee declaring that there is no limitation under applicable law for the appointment of such nominee and that all of the information that is required under applicable law to be provided to New Silexion in connection with such an appointment has been provided. The New Silexion Board may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure.

Under the charter of the corporate governance and nominating committee (described below under “Corporate Governance and Nominating Committee”), any Alternate Nominee proposed by a shareholder will be considered by that committee in accordance with the criteria developed by that committee, whereby the committee will determine whether to recommend the nomination of the Alternate Nominee by the Board as a whole for election at the next annual general meeting.

Officers

New Silexion’s Chief Executive Officer is responsible for the company’s day-to-day management. The Chief Executive Officer is appointed by, and serves at the discretion of, the New Silexion Board, subject to his employment agreement. All other executive officers are proposed for appointment by the Chief Executive Officer, subject to approval by the New Silexion Board, and will be subject to the terms of any applicable employment or consulting agreements that we may enter into with them.

Board Committees

The New Silexion Board has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which has the composition and the responsibilities described below. Each of these committees operates under a written charter, approved by the New Silexion Board and effective upon the Closing, that satisfies the applicable Nasdaq rules, copies of which are available on the investor relations portion of our website. Members will serve on these committees until their resignation or until otherwise determined by the New Silexion Board. The New Silexion Board may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

Our audit committee consists of Dror J. Abramov, Ruth Alon and Dr. Amnon Peled, with Mr. Abramov serving as chair. Rule 10A-3 of the Exchange Act and the Nasdaq listing standards require that our audit committee be composed entirely of independent directors. The Nasdaq listing standards require that the audit committee be composed of at least three members. The New Silexion Board has determined that each of Messrs Abramov and Peled, and Ms. Alon, meets the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and the Nasdaq listing standards and also meets the financial literacy requirements of the Nasdaq listing standards. In addition, the New Silexion Board has determined that Mr. Abramov qualifies as an “audit committee financial expert” within the meaning of the SEC regulations.

The primary purpose of the audit committee is to discharge the responsibilities of the New Silexion Board with respect to our corporate accounting and financial reporting processes, systems of internal control and financial statement audits and to oversee our independent registered public accounting firm. The principal functions of the audit committee include, among other things:

●	helping the New Silexion Board oversee our corporate accounting and financial reporting processes;

●	managing the selection, engagement, qualifications, independence, and performance of a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

●
reviewing and discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

●
obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes our internal quality control procedures, any material issues with such procedures and any steps taken to deal with such issues when required by applicable law;

●	establishing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	overseeing our policies on risk assessment and risk management;

●	overseeing compliance with our code of business conduct and ethics;

●	reviewing related person transactions; and

●	approving or, as required, pre-approving audit and permissible non-audit services to be performed by the independent registered public accounting firm.

Compensation Committee

Our compensation committee consists of Dror J. Abramov, Amon Peled and Ruth Alon. Ms. Alon serves as the chair of the compensation committee. The New Silexion Board has determined that each of Messrs. Abramov and Peled, and Ms. Alon, meets the definition of “independent director” for purposes of serving on the compensation committee under the Nasdaq listing standards, including the heightened independence standards for members of a compensation committee.

The primary purpose of our compensation committee is to discharge the responsibilities of the New Silexion Board in overseeing our compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers, directors and other senior management, as appropriate. The principal functions of the compensation committee include, among other things:

●	reviewing, approving and determining, or making recommendations to the New Silexion Board regarding the compensation of our chief executive officer, other executive officers and senior management;

●	reviewing, evaluating and recommending to the New Silexion Board succession plans for our executive officers;

●	reviewing and recommending to the New Silexion Board the compensation paid to our non-employee directors;

●	administering our equity incentive plans and other benefit programs;

●
reviewing, adopting, amending and terminating incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections and any other compensatory arrangements for our executive officers and other senior management; and

●	reviewing and establishing general policies relating to compensation and benefits of our employees, including our overall compensation philosophy.

Corporate Governance and Nominating Committee

We have appointed a corporate governance and nominating committee that currently consists of Dror J. Abramov, Ilan Levin, Amnon Peled and Ruth Alon. The chair of the committee will be chosen from among the committee’s members. The New Silexion Board has determined that each of Messrs. Abramov, Peled and Levin, and Ms. Alon, meets the definition of “independent director” under the Nasdaq listing standards.

Our corporate governance and nominating committee is responsible for, among other things:

●	identifying and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by shareholders, to serve on the New Silexion Board;

●	considering and making recommendations to the New Silexion Board regarding the composition and chairmanship of the committees of the New Silexion Board;

●	instituting plans or programs for the continuing education of the New Silexion Board and the orientation of new directors;

●	developing and making recommendations to the New Silexion Board regarding corporate governance guidelines and matters;

●	overseeing our corporate governance practices;

●	overseeing periodic evaluations of the New Silexion Board’s performance, including committees of the New Silexion Board; and

●	contributing to succession planning.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all (if any) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners during the year ended December 31, 2024 were fulfilled in a timely manner.

Code of Business Conduct and Ethics

Prior to the completion of the Business Combination, we adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on the investor relations portion of our website at www.silexion.com/investors. In addition, we intend to post on that website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to, or waivers from, any provision of the code.

Insider Trading Policies and Procedures

We have adopted an insider trading policy that governs the purchase, sale, and other transactions in our securities by directors, senior management, and employees, which policy is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and the Nasdaq listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report.

Item 11. Executive Compensation.

 Silexion

Unless the context requires otherwise, references in this “Executive Compensation” section to “we,” “our,” “us” and the “Company” generally refer to our company on a consolidated basis, for all periods following the completion of the Business Combination (on August 15, 2024), and to our wholly-owned subsidiary, Silexion Therapeutics Ltd., an Israeli company (“Silexion”), and its subsidiaries, for all periods prior to the completion of the Business Combination.

Overview

The following tables and accompanying narrative set forth information about the compensation, for 2024 and 2023, provided to our chief executive officer (or person serving in an equivalent position) and the two most highly compensated executive officers (other than our chief executive officer) who were serving as executive officers as of December 31, 2024, each of whom served as an executive officer of Silexion prior to the completion of the Business Combination. These executive officers consist of: Ilan Hadar, who was Silexion’s Managing Director and now serves as New Silexion’s Chairman and Chief Executive Officer; Mirit Horenshtein Hadar, who was Silexion’s EVP Finance and now serves as New Silexion’s Chief Financial Officer; and Dr. Mitchell Shirvan, who was Silexion’s— and is now New Silexion’s— Chief Scientific and Development Officer. These executive officers are referred to in this section as our “named executive officers” or “NEOs.”

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs, in the period immediately following the Business Combination. Actual compensation programs that we adopt in the future may differ materially from the plans summarized in this discussion.

Summary Compensation Table

The following table presents summary information regarding the total compensation for services rendered in all capacities that was awarded to, earned by, or paid to our named executive officers for each of 2024 and 2023.

Name and Principal Position	Year	Base Gross Salary ($)(1)	Stock Awards ($)	All Other Compensation ($)(1)(2)	Total ($)(1)
Ilan Hadar Chief Executive Officer (formerly Managing Director of Silexion)(3)	2024	240,560	1,192,785	107,283	1,540,628
	2023	182,976	-	70,638	253,614
Mirit Horenshtein Hadar Chief Financial Officer (formerly EVP Finance of Silexion)(4)	2024	233,532	447,291	89,267	770,090
	2023	26,238	-	-	26,238
Dr. Mitchell Shirvan Chief Scientific and Development Officer(5)	2024	190,286	1,043,699	67,505	1,301,490
	2023	156,140	-	50,660	206,800

(1)
Amounts reported for the named executive officer and paid in New Israeli Shekels are converted from New Israeli Shekels to U.S. dollars using the 2024 and 2023 (as applicable) average exchange rates as published by Bank of Israel of 3.699 and 3.689 New Israeli Shekels, respectively, to 1 U.S. Dollar.

(2)
The amounts in this column include payments for a leased car or car maintenance, contributions to a pension fund, compensation fund, and continuing education fund, or payments in lieu of a continuing education fund.

(3)	This was for a part-time (75%) position prior to, and a full-time position following, completion of the Business Combination.
(4)	For 2023, Ms. Horenshtein Hadar’s compensation was for a period of 4.5 months during which she served as a part-time consultant in a Strategy & Corporate Finance Advisory capacity.
(5)	This was for a part-time (80%) position prior to, and a full-time position following, completion of the Business Combination.

Narrative Disclosure to Summary Compensation Table

Base Salary

The named executive officers receive base salaries to compensate them for services rendered to us. The base gross salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, and responsibilities. The annual base salaries for Ilan Hadar, Mirit Horenshtein Hadar and Dr. Mitchell Shirvan, for 2024 and 2023 were $240,560 and $182,976 for Mr. Hadar, $233,532 and $26,238 for Ms. Horenshtein Hadar, and $190,286 and $156,140 for Dr. Shirvan, respectively.

Equity Compensation

From time to time, we have granted equity awards under the Silexion Therapeutics Ltd. 2013 Equity Incentive Plan, which was replaced by the Silexion Therapeutics Ltd. 2023 Equity Incentive Plan (the “2013 Plan” and “2023 Plan”, respectively, collectively referred to as the “Silexion Plans”), as incentives to attract, retain and motivate our named executive officers. During 2024, we granted restricted share units (RSUs) that could be settled for 16,821, 6,308  and 14,718 ordinary shares of Silexion, to Ilan Hadar, Mirit Horenshtein Hadar, and Dr. Mitchell Shirvan, respectively (each such number of Silexion ordinary shares does not reflect the exchange ratio in the Business Combination or the subsequent reverse share split of New Silexion). The vesting of those RSUs accelerated upon the Closing of the Business Combination, entitling each such officer to receive New Silexion ordinary shares in accordance with the exchange ratio upon the Closing.

During 2022, Silexion granted 32,400 and 16,200 options to purchase Silexion ordinary shares to Ilan Hadar and Dr. Mitchell Shirvan, respectively (each such number of options does not reflect the equity exchange ratio in the Business Combination or the subsequent reverse share split of New Silexion). Vesting of those options was to occur over a period of 48 months, provided that Ilan Hadar or Dr. Mitchell Shirvan, as applicable, remains engaged by Silexion (or a Silexion affiliate), and is subject to the Silexion Plans. Upon consummation of an initial public offering of Silexion’s securities or an M&A Transaction (as defined in Silexion’s articles of association), which included the Business Combination, the vesting of those options was to accelerate, such that all unvested options were to immediately vest, provided that such IPO or M&A Transaction was to be consummated after January 1, 2023. That acceleration of vesting occurred upon the Closing of the Business Combination on August 15, 2024.

Employment Agreements

Following the Closing, Silexion has entered or will enter into employment agreements with each of its NEOs.

Silexion 2013 Equity Incentive Plan and Silexion 2023 Equity Incentive Plan

Silexion (and, following the Business Combination, New Silexion) has maintained the Silexion Plans in order to provide additional incentives for employees, directors and consultants, and to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to Silexion’s (and New Silexion’s) success. The 2013 Plan was adopted on July 25, 2013 and was replaced by the 2023 Plan, which was adopted on April 4, 2023. For a complete description of the 2013 Plan and the 2023 Plan, please see “Silexion Share Incentive Plans” below.

The Silexion Plans provide for grants of options to purchase ordinary shares of Silexion (following the Business Combination, New Silexion), shares, restricted shares and RSUs. As described above, during 2022, Silexion granted option awards under the Silexion Plans to Ilan Hadar and Dr. Mitchell Shirvan and during 2024, Silexion granted RSUs to Ilan Hadar, Mirit Horenshtein Hadar, and Dr. Mitchell Shirvan, respectively.

Immediately prior to the effective time of the merger of Merger Sub 1 with and into Silexion pursuant to the Business Combination, all outstanding Silexion options and Silexion RSUs accelerated and became fully vested (and, in the case of RSUs, settled for underlying shares). At the effective time of that merger, all Silexion options outstanding immediately prior to the merger automatically and without any action on the part of any Silexion option holder or beneficiary thereof, were assumed by New Silexion, and each such Silexion option was converted into an option to purchase New Silexion ordinary shares (based on the equity exchange ratio for Silexion under the Business Combination Agreement).

In addition, immediately prior to the completion of the Business Combination, New Silexion adopted the 2024 Equity Incentive Plan (described below), which provides for the grant of equity-based incentive awards to its employees, directors, office holders, service providers and consultants in order to incentivize them to increase their efforts on behalf of New Silexion and to promote the success of New Silexion’s business.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding equity awards held by Silexion’s named executive officers that were outstanding as of December 31, 2024. The awards listed in this table were granted under the Silexion Plans, which are summarized above under “— Narrative Disclosure to Summary Compensation Table — Silexion 2013 Equity Incentive Plan and Silexion 2023 Equity Incentive Plan.”

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Ilan Hadar Chief Executive Officer (formerly Managing Director of Silexion	14,339	-	-	60.51	24/03/2032
Mirit Horenshtein Hadar Chief Financial Officer (formerly EVP Finance of Silexion	--	-	-	-	-
Dr. Mitchell Shirvan Chief Scientific and Development Officer(	7,170	-	-	60.51	07/06/2032

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)		Total ($)
Ilan Hadar	See Summary Compensation Table above	See Summary Compensation Table above	See Summary Compensation Table above	See Summary Compensation Table above		See Summary Compensation Table above
Dror Abramov	-	313,800	-	-		313,800
Ruth Alon	-	-	-	-		-
Ilan Levin	-	-	-	45,000	(1)	45,000
Avner Lushi	-	313,800	-	-		313,800
Shlomo Noy	-	313,800	-	-		313,800
Amnon Peled	-	-	-	-		-
Ilan Shiloah (former director)	-	313,800	-	-		313,800

(1) Represents a consulting fee at a rate of $10,000 per month payable to Ilan Levin, as provided for under the Business Combination Agreement, as amended, for the four and one-half months following the Closing of the Business Combination through the end of 2024.

In the year ended December 31, 2024, other than the monthly consulting fees paid to Mr. Levin following the Closing of the Business Combination, as reflected in the “Director Compensation” table, we did not pay any cash fees to, but we did grant equity awards, consisting of 22,070 RSUs that could be settled for New Silexion ordinary shares (such number of RSUs reflects the one-for-nine reverse share split of New Silexion), all of which became fully vested at the Closing, to  each non-employee member of our board of directors for his or her service as a director.

New Silexion Executive Compensation

Following the Closing, we are developing an executive compensation program that is designed to align compensation with our business objectives and the creation of shareholder value, while enabling us to attract, retain, incentivize and reward individuals who contribute to the long-term success of New Silexion. Decisions regarding the executive compensation program will be made by our compensation committee.

New Silexion Equity Compensation

It is anticipated that equity-based compensation will continue to be an important element of executive compensation following the consummation of the Business Combination in order to maintain a strong link between executive incentives and the creation of shareholder value. Upon the consummation of the Business Combination, we granted 78,650 RSUs, in the aggregate, to directors of New Silexion and employees of New Silexion and its subsidiaries (of which 22,070 RSUs were granted to New Silexion directors) as a means of incentivizing them and aligning their interests with those of the shareholders of the Company. We furthermore expect that the additional 63,953 New Silexion ordinary shares that will be available under the 2024 Equity Incentive Plan (as referenced below) following the consummation of the Business Combination will be an important element of the new compensation arrangements for New Silexion.

Silexion Share Incentive Plans

2013 Share Option Plan

Shares Reserved under the 2013 Share Option Plan. The total number of authorized but unissued Silexion ordinary shares available for issuance under Silexion’s 2013 Share Option Plan (the “2013 Plan”) is 33,828 (which number does not reflect the exchange ratio in the Business Combination or New Silexion’s one-for-nine reverse share split). Upon the termination of the 2013 Plan, any unissued New Silexion ordinary shares available under the 2013 Plan ceased to be reserved for the purpose of the 2013 Plan, other than New Silexion ordinary shares underlying then-outstanding options under the 2013 Plan.

Administration.    Our board of directors, or a duly authorized compensation committee of the board of directors, has the power to administer the 2013 Plan. Subject to applicable laws and the relevant provisions of the 2013 Plan, any member of the designated committee is eligible to receive options under the 2013 Plan. The committee has the authority, subject to applicable law and our articles of association, to interpret the terms of the 2013 Plan and any option agreements granted thereunder, designate participants in the 2013 Plan, determine and amend the terms of respective option agreements, including the exercise price of an option, the fair market value of the New Silexion ordinary shares, the time and vesting schedule applicable to the option, accelerate or amend the vesting schedule applicable to an option, prescribe the forms of option agreement for use under the 2013 Plan and take all other actions and make all other determinations necessary for the administration of the 2013 Plan.

Eligibility.    The 2013 Plan provides for granting options under various tax regimes, including, without limitation, in compliance with Section 102 or Section 3(i) of the Israeli Tax Ordinance (the “Ordinance”), and for awards granted to Silexion’s United States employees or service providers, including those who are deemed to be residents of the United States for tax purposes, Section 422 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and Section 409A of the Code.

Options.    All options granted pursuant to the 2013 Plan are evidenced by an option agreement, in a form approved, from time to time, by the committee in its sole discretion. The option agreement sets forth the terms and conditions of the number of shares to which the option relates and the type of option granted thereunder, the purchase price per share and the vesting schedule to which such option shall become exercisable.

Unless otherwise determined by the committee or the board of directors and as stated in the option agreement, and subject to the conditions of the 2013 Plan, options become exercisable under the following schedule: 25% of the shares covered by the option on the first anniversary of the date on which such option was granted and 12.5% of the shares covered by the option at the end of each subsequent six-month period during the second, third and fourth years from the date of grant, with the committee and/or board of directors reserving the exclusive authority to accelerate the periods for exercising an option.

Each option shall expire 10 years from the date of the grant thereof, or five years with respect to an incentive stock option, unless a shorter term of expiration is otherwise designated by the committee.

Grants.    The 2013 Plan provides for the grant of options (including incentive stock options and nonqualified stock options).

Options granted under the 2013 Plan to Silexion employees who are U.S. residents may qualify as “incentive stock options” within the meaning of Section 422 of the Code, or may be non-qualified stock options. The exercise price of an option may not be less than the par value of the shares (if the shares bear a par value) for which such option is exercisable. The exercise price of an Incentive Stock Option may not be less than 100% of the fair market value of the underlying share on the date of grant or such other amount as may be required pursuant to the Code, and in the case of Incentive Stock Options granted to ten percent (10%) shareholders, not less than 110%.

Exercise.    An option under the 2013 Plan may be exercised by providing us with a written notice of exercise and full payment of the exercise price for such shares underlying the award, if applicable, in such form and method as may be determined by the committee and the trustee and permitted by applicable law.

Transferability.    No option shall be assignable, transferable or given as collateral or any right with respect to them given to any third party whatsoever, and during the lifetime of the option-holder each and all of such option-holder’s rights to purchase New Silexion ordinary shares thereunder shall be exercisable only by the option-holder.

Termination of Employment.    An option may be exercised after the date of termination of option-holder’s service or employment with Silexion or any of its affiliates or termination of an affiliate’s status as such only with respect to the number of options already vested and unexpired at the time of such termination according to the vesting and expiration periods of the options set forth in the 2013 Plan, or under a different period prescribed by the committee or by the board of directors and specified in relevant option agreement, provided however, that (i) such termination is without cause, in which case the options shall be exercisable within not more than 90 days from the effective date of such termination, or (ii) such termination is the result of death or disability of the option-holder, in which case the options shall be exercisable within 12 months, and in the event of death, the option shall be exercisable by the option-holder’s estate, all in accordance the 2013 Plan. If termination of employment or service is for cause, any outstanding unexercised option (whether vested or non-vested), will immediately expire and terminate, and the option-holder shall not have any right in connection to such outstanding options.

Voting Rights.    Option-holders shall not have any of the rights or privileges of shareholders of New Silexion in respect of any New Silexion ordinary shares purchasable upon the exercise of any part of an option unless and until, following exercise in accordance with the terms of the 2013 Plan and the option, registration of the option-holder as holder of such New Silexion ordinary shares in New Silexion’s register of members, but in case of options and New Silexion ordinary shares held by the trustee, subject to the provisions of the 2013 Plan.

Dividends.    With respect to all New Silexion ordinary shares (in contrast to options not exercised for New Silexion ordinary shares) issued upon the exercise of options purchased by an option holder, the option holder, as a shareholder of New Silexion shall be entitled to receive dividends in accordance with the quantity of such New Silexion ordinary shares and the amended and restated memorandum and articles of association of New Silexion, and subject to any applicable taxation on distribution of dividends.

Transactions.    If the outstanding shares of New Silexion shall at any time be changed or exchanged by declaration of a dividend, split, share subdivision, combination or exchange of shares, recapitalization, or any other like event of New Silexion, then in such event only and as often as the same shall occur, the number, class and kind of New Silexion ordinary shares (including New Silexion ordinary shares issuable pursuant to the 2013 Plan, in respect of which options have not yet been exercised) subject to the 2013 Plan or subject to any options granted thereunder, and the purchase prices of the options, shall be appropriately and equitably adjusted so as to maintain the proportionate number of New Silexion ordinary shares without changing the aggregate purchase price of the options.

In the event of a merger or consolidation of New Silexion or a sale of all, or substantially all, of our shares or assets or other transaction having a similar effect on New Silexion, or change in the composition of the board of directors, or such other transaction or circumstances that the New Silexion Board determines to be a relevant transaction, the merger agreement will provide for one or more of the following, without the consent of the option-holder: (i) any outstanding option will be assumed or substituted by the successor corporation; (ii) the cancellation of such options and a payment to the option-holder, as provided in the 2013 Plan; and (iii) the full exercisability of the option and full vesting of the New Silexion ordinary shares subject to the option, followed by the cancellation of the option.

The foregoing description of the 2013 Plan is qualified in its entirety by the full text of the 2013 Plan, which is attached as Exhibit 10.9 to this Annual Report and is incorporated herein by reference.

2023 Equity Incentive Plan

The 2023 Equity Incentive (the “2023 Plan”) was adopted by Silexion’s board of directors in 2023. The purpose of the 2023 Plan is to provide equity-based incentive awards in order to link the compensation and benefits of the individuals and entities providing services to Silexion or its affiliates with the success of Silexion and long-term shareholder value. The 2023 Plan enabled Silexion to grant options to purchase ordinary shares of Silexion (currently, following the Business Combination, New Silexion ordinary shares), restricted shares and restricted share units, all of which are referred to as “awards”.

Shares Available for Grants.    The total number of shares available for issuance under the 2023 Plan was determined from time to time by our board of directors, subject to certain adjustments as described in the 2023 Plan. If any shares subject to awards under the 2023 Plan expires or otherwise terminates in accordance with the terms thereunder, such shares shall become available for future grants thereunder.

Administration.    our board of directors (currently, following the Business Combination, the board of directors of New Silexion), or a duly authorized committee of its board of directors (the “Administrator”), is authorized to administer the 2023 Plan. Under the 2023 Plan, the Administrator has the authority, subject to applicable law, to interpret the terms of the 2023 Plan and any award agreements or awards granted thereunder, designate recipients of awards, determine and amend the terms of awards, including the number of awards granted, the exercise price of an award, the time and vesting schedule applicable to an award or the method of payment for an award, accelerate or amend the vesting schedule applicable to an award, prescribe the forms of agreement for use under the 2023 Plan and take all other actions and make all other determinations necessary for the administration of the 2023 Plan.

The Administrator also has the authority to determine the circumstances under which awards may be settled, cancelled, forfeited, exchanged, or surrendered under and in accordance with the 2023 Plan of any or all awards or shares, and the authority to prescribe, amend and rescind rules and regulations relating to the 2023 Plan, including the form of award agreements and rules governing the grant of awards in jurisdictions in which Silexion or any affiliate operate, or to terminate the 2023 Plan at any time before the date of expiration of its ten-year term, provided that such termination shall not materially affect the rights of grantees, to whom awards have already been granted.

Eligibility.    The 2023 Plan provides for granting awards under the Israeli tax regime, including compliance with Section 102 or Section 3(i) of the Ordinance.

Grants.    All awards granted pursuant to the 2023 Plan are evidenced by an award letter, in a form approved, from time to time, by the administrator in its sole discretion. The award letter sets forth the terms and conditions of the award, including the type of award, number of shares subject to such award, vesting schedule and conditions (including performance goals or measures) and the exercise price, if applicable.

Unless otherwise determined by the Administrator and stated in the award letter, and subject to the conditions of the 2023 Plan, awards vest and become exercisable under the following schedule: 25% of the shares covered by the award on the first anniversary of the vesting commencement date determined by the Administrator (and in the absence of such determination, the date on which such award was granted) and the remaining 75% of the award shall vest (equally) on a quarterly basis, over 12 quarters as of the commencement date’s first annual anniversary; provided that the grantee remains continuously as an employee or provides services to Silexion throughout such vesting dates.

Each award will expire ten years from the date of the grant thereof, unless a shorter term of expiration is otherwise designated by the Administrator.

Awards.    The 2023 Plan provides for the grant of options, shares, restricted shares, RSUs, and other share-based awards.

Exercise.    An award under the 2023 Plan may be exercised by providing Silexion (currently, New Silexion) a written notice of exercise and full payment of the exercise price for such shares underlying the award, if applicable, in such form and method as may be determined by the Administrator and permitted by applicable law. The 2023 Plan allows for a net exercise of awards (as may be included in the award letter or otherwise approved by the Administrator). An award may not be exercised for a fraction of a share.

Transferability.    No person other than the grantee shall have any right with respect to any award granted under the 2023 Plan. No transfer of any right to any award or its underlying shares, by will or by the laws of descent, shall effectively bind Silexion (currently, New Silexion) unless and until furnished with the certain signed and notarized documents, as described in the 2023 Plan.

Termination of Engagement.    In the event of termination of a grantee’s employment or service with Silexion or any of its affiliates, for any reason other than death, retirement, disability or cause, any vested and unexercised awards held by such grantee as of the date of termination may be exercised within 90-days after such date of termination, unless otherwise determined by the Administrator, but in no event later than the date of expiration of the award as set forth in the award letter. After such 90-days period, all such unexercised awards will terminate and the shares covered by such awards become available for issuance under the 2023 Plan.

In the event of termination of a grantee’s employment or service with Silexion or any of its affiliates due to such grantee’s death, retirement or permanent disability, any vested but unexercised awards shall be exercisable (a) in the case of death, by such grantee’s estate, personal representative or beneficiary, or (b) in the case of retirement or Disability, by such grantee or his/her personal representative (as the case may be), until the earlier of (i) 180 days following the date of termination for any such reason; or (ii) the date of expiration of each such as set forth in the award letter. All such grantee’s other awards shall expire upon the date of such termination.

Notwithstanding any of the foregoing, if a grantee’s employment or services with Silexion or any of its affiliates is terminated for “cause” (as defined in the 2023 Plan), all outstanding awards held by such grantee (whether vested or unvested) shall expire. With respect to any and all shares owned by such grantee pursuant to the exercise of any and all awards granted under the 2023 Plan, the board of directors of Silexion may convert such shares into deferred shares of Silexion.

Voting Rights.    Until consummation of our initial public offering (or equivalent transaction, such as the Business Combination), shares underlying awards held by grantees or the trustee, as applicable, were to be voted by an irrevocable proxy assigned to a person appointed by the board of directors.

Dividends.    Grantees holding shares issuable or issued upon exercise of awards granted under the 2023 Plan will, as a shareholder of New Silexion, be entitled to receive dividends and other distributions with respect to the underlying shares.

Transactions.    In the event of any division or subdivision of Silexion’s (currently, New Silexion’s) issued and outstanding share capital, any distribution of bonus shares (share split or subdivision), consolidation or combination of the share capital (reverse share split), reclassification of the shares or any similar recapitalization event, as well as any reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, or exchange of the shares or other securities of Silexion (currently, New Silexion), or any other change in Silexion’s (currently, New Silexion’s) corporate structure affecting the shares, the administrator may, in order to prevent diminution or enlargement of the benefits or potential benefits intended to be made available under the 2023 Plan, adjust (A) the number and class of shares that may be issued under the 2023 Plan; (B) the number, class, and exercise price of underlying shares for each outstanding award; (C) any other term of the awards that in the administrator’s opinion should be adjusted (including those concerning the vesting, exercisability and term of outstanding awards); provided, that no adjustment shall be made by reason of the distribution of subscription rights (rights offering) on outstanding shares.

Upon any such adjustment, references herein to shares and underlying shares shall be construed to mean those shares of Silexion (currently, New Silexion) subject to the 2023 Plan as determined by the Administrator following such adjustment. Any fractional shares resulting from such adjustment shall be rounded down to the nearest whole number of share and Silexion (currently, New Silexion) shall have no obligation to make any cash or other payment with respect to such fractional shares. The adjustments shall be made by the Administrator. If the applicable awards or underlying shares are deposited with a trustee, all of the shares formed by such adjustments shall also be deposited with the trustee on the same terms as such awards or underlying shares.

In the event of a merger, reorganization or consolidation of Silexion (currently, New Silexion) with or into another incorporated entity, or its acquisition by another incorporated entity by means of any transaction or series of related transactions, except any such merger, reorganization or consolidation in which the issued shares of Silexion (currently, New Silexion) as of immediately prior to such transaction continue to represent, or are converted into or exchanged for shares that represent, immediately following such merger, reorganization, or consolidation, at least a majority, by voting power, of the outstanding shares of the surviving or acquiring incorporated entity; or a sale of all, or substantially all, of our shares or assets or other transaction having a similar effect on our company, or change in the composition of the board of directors, or liquidation or dissolution, or such other transaction or circumstances that our board of directors determines to be a relevant transaction, then without the consent of the grantee, (i) unless otherwise determined by the Administrator, any outstanding award will be assumed or substituted by such successor corporation or substituted by our company or by any affiliate of the successor corporation, as determined by the Administrator, and (ii) regardless of whether or not the award is assumed or substituted, the Administrator may:

(a)
entitle a grantee to exercise an award, or to otherwise provide for the acceleration of such award’s vesting schedule, as to all or part of its underlying shares, including with respect to awards that would not otherwise be exercisable or vested, under such terms and conditions as the Administrator shall determine, including the cancellation of all unexercised awards upon or immediately prior to the closing of a transaction or as of such other date (the “Cut-Off Date”), and/or the termination of all awards (whether vested but un-exercised or un-vested) as of the relevant Cut-Off Date, as of which they shall no longer be exercisable by the applicable grantees; and/or

(b)
provide for the cancellation of outstanding awards at or immediately prior to the closing of a transaction, and payment to the applicable grantee of a consideration determined by the Administrator to be fair in the circumstances (whether in shares, cash, other securities, property, or any combination thereof), taking into account the value of each underlying share of any such award’s vested portion as reflected by the terms of such transaction, and the exercise price of each such underlying share, and subject to such terms and conditions as determined by the Administrator.

 The Administrator shall have full authority to select the method for determining the payment to the grantees, as well as to set such payment to zero, with respect to underlying shares valued at less than their exercise price or to those of awards that would not otherwise be exercisable or vested, or to determine that such payment be made only in excess of the exercise price.

The foregoing description of the 2023 Plan is qualified in its entirety by the full text of the 2023 Plan, which is attached as Exhibit 10.8 to this Annual Report and is incorporated herein by reference.

New Silexion Share Incentive Plans

2024 Equity Incentive Plan

Pursuant to written resolutions adopted by our board of directors and shareholders prior to the Closing of the Business Combination, we have approved and adopted the 2024 Equity Incentive Plan (the “2024 Plan”), which became effective immediately upon the Closing.

Upon the Closing, a total of 63,953 New Silexion ordinary shares were reserved for issuance under the terms of the 2024 Plan, which, together with New Silexion ordinary shares allocated for issuance under the existing 2013 Plan and 2023 Plan, equaled 10% of the total number of New Silexion ordinary shares on a fully diluted basis immediately following the Closing. A summary of the other material terms of the 2024 Incentive Plan is provided below:

Administration

The compensation committee of our board of directors is the administrator of the 2024 Plan. Except as provided otherwise under the 2024 Plan, the administrator has plenary authority to grant awards pursuant to the terms of the 2024 Plan to eligible individuals, determine the types of awards and the number of shares covered by the awards, establish the terms and conditions for awards and take all other actions necessary or desirable to carry out the purpose and intent of the 2024 Plan.

Eligibility and Participation

The administrator selects the individuals who participate in the 2024 Plan. Eligibility to participate is open to officers, directors and employees of, and other individuals who provide bona fide services to or for, us or any of our subsidiaries. Our board of directors may also select as participants prospective officers, employees and individual service providers who have accepted an offer of employment or another service relationship from us or one of our subsidiaries. Any awards granted to such a prospect before the individual’s start date may not become vested or exercisable, and no shares may be issued to such individual, before the date the individual first commences performance of services with us.

Share Pool Under the 2024 Plan

The initial number of New Silexion ordinary shares allocated to the 2024 Plan was 63,953. The number of New Silexion ordinary shares available under the 2024 Plan (the “Share Pool”) is subject to the following annual allocations and adjustments:

The Share Pool will be increased automatically on January 1 of each calendar year, beginning on January 1, 2025 and for each of the subsequent nine calendar years, through (and including) January 1, 2034, in an amount equal to the lesser of (i) 5% of the number of New Silexion ordinary shares issued and outstanding as of that January 1 date, or (ii) an amount determined by our board of directors prior to such date. Pursuant to that annual increase, the Share Pool increased by 92,457 ordinary shares on January 1, 2025.

The following additional rules apply to the number of New Silexion ordinary shares available under the Share Pool on an ongoing basis:

●	The Share Pool will be reduced by one share for each share made subject to an award granted under the 2024 Plan;

●
The Share Pool will be increased by the number of unissued shares underlying or used as a reference measure for any award or portion of an award granted under the 2024 Plan that is cancelled, forfeited, expired, terminated unearned or settled in cash, in any such case without the issuance of shares;

●
The Share Pool will be increased by the number of shares that are forfeited back or surrendered for no consideration to us after issuance due to a failure to meet an award contingency or condition with respect to any award or portion of an award granted under the 2024 Plan;

●
The Share Pool shall be increased, on the exercise date, by the number of shares withheld by or surrendered (either actually or through attestation) to the Company in payment of the exercise price of any award granted under the 2024 Plan; and

●
The Share Pool shall be increased, on the relevant date, by the number of shares withheld by or surrendered (either actually or through attestation) to the Company in payment of any tax withholding obligation that arises in connection with any award granted under the 2024 Plan.

In the event of a merger, consolidation, share rights offering, statutory share exchange or similar event affecting the Company or a share dividend, share split, reverse share split, separation, spinoff, reorganization, extraordinary dividend of cash or other property, share combination or subdivision, or recapitalization or similar event affecting the capital structure of the Company, our board of directors will make equitable and appropriate substitutions or proportionate adjustments to the Share Pool to reflect the transaction or event. Similar adjustments will be made to the award limitations described below and to the terms of outstanding awards.

ISO Award Limit

The maximum number of New Silexion ordinary shares that may be issued in connection with awards granted under the 2024 Plan that are intended to qualify as incentive stock options under Section 422 of the Code is 63,953.

Types of Awards

General. The 2024 Plan enables the grant of share awards, performance shares, restricted share units, cash-based performance units, other share-based awards, share options, share appreciation rights, and share unit awards, each of which may be granted separately or in tandem with other awards. The administrator may establish sub-plans under the 2024 Plan under which awards that qualify for preferred tax treatment for recipients in jurisdictions outside the U.S. may be granted.

We have adopted a sub-plan for Israeli participants, which provides for granting awards in compliance with Section 102 (“Section 102”) and Section 3(i) of the Israeli Income Tax Ordinance (New Version), 5721-1961, as amended (the “ITO”). Section 102 allows employees, directors and officers who are not controlling shareholders and who are considered Israeli residents for tax purposes to receive favorable tax treatment for compensation in the form of shares, options or certain other types of equity awards, subject to certain terms and conditions. Our non-employee service providers and controlling shareholders who are considered Israeli residents for tax purposes may be granted awards under Section 3(i) of the ITO, which do not provide for similar tax benefits as Section 102.

Out of the three tax tracks that are available under Section 102 ((i) the “ordinary income track” with a trustee, (ii) the “capital gains track” with a trustee and (iii) grants without a trustee and without a trust period), we have elected the “capital gain track” for grants to eligible Israeli grantees as provided above, which may allow favorable tax treatment for such grantees.

Adjustments to Awards for Corporate Transactions and Other Events

Mandatory Adjustments

In the event of a merger, amalgamation, consolidation, share rights offering, share exchange or similar event affecting the Company (a “Corporate Event”) or a share dividend, share split, reverse share split, separation, spinoff, reorganization, extraordinary dividend of cash or other property, share combination or subdivision, or recapitalization, capital reduction distribution or similar event affecting the capital structure of the Company, the administrator will make equitable and appropriate substitutions or proportionate adjustments to:

●	the aggregate number and kind of shares or other securities that may be granted to eligible individuals under the 2024 Plan;

●	the maximum number of shares or other securities that may be issued with respect to incentive share options granted under the 2024 Plan;

●	the number of shares or other securities covered by each outstanding award and the exercise price, base price or other price per share, if any, and other relevant terms of each outstanding award; and

●	all other numerical limitations relating to awards, whether contained in the 2024 Plan or in award agreements.

Notwithstanding the foregoing, any fractional shares resulting from the above mandatory adjustments will be eliminated.

Discretionary Adjustments

In addition to the adjustments specified above, in the case of Corporate Events, the administrator may make such other adjustments to outstanding awards as it determines to be appropriate and desirable, which adjustments may include, without limitation, (i) the cancellation of outstanding awards in exchange for payments of cash, securities or other property or a combination thereof having an aggregate value equal to the value of such awards, (ii) the substitution of securities or other property (including, without limitation, cash or other securities of the Company and securities of entities other than the Company) for the shares subject to outstanding awards, and (iii) the substitution of equivalent awards, as determined in the sole discretion of the administrator, of the surviving or successor entity or a parent thereof. The administrator may, in its discretion, adjust the performance goals applicable to any awards to reflect any unusual or non-recurring events and other extraordinary items, impact of charges for restructurings, discontinued operations and the cumulative effects of accounting or tax changes.

Repricing

The administrator may reprice any share options or share appreciation rights without the approval of the shareholders of the Company. For this purpose, “reprice” means (i) any of the following or any other action that has the same effect: (A) lowering the exercise price or base price of an option or share appreciation right after it is granted other than an adjustment made pursuant to the provisions of the 2024 Plan, (B) any other action that is treated as a repricing under applicable accounting principles; (C) cancelling a share option or share appreciation right at a time when its exercise price or base price exceeds the fair market value of the underlying share, in exchange for another share option, share appreciation right, restricted share or other equity, unless the cancellation and exchange occurs in connection with a merger, acquisition, spin-off or other similar corporate transaction; and (ii) any other action that is considered to be a repricing under formal or informal guidance issued by the primary securities market or exchange on which the shares are listed or admitted for trading.

Treatment of Awards upon Dissolution or Liquidation or a Change in Control

Dissolution or Liquidation.

Unless the administrator determines otherwise, all awards outstanding under the 2024 Plan will terminate upon the winding up, liquidation or dissolution of the Company.

Amendment and Termination

Our board of directors or the compensation committee may terminate, amend or modify the 2024 Plan or any portion of it at any time; provided, that, (i) if required to comply with Cayman Islands law and any other applicable laws or marketplace or listing rules of a securities market or securities exchange (other than any requirement from which the Company may opt out based on any available home country exemption), the Company shall obtain shareholder approval of any 2024 Plan amendment in such a manner and to such a degree as required, and (ii) no such termination or amendment may materially impair the rights of a participant with respect to a previously granted award (other than as required to comply with applicable law or the rules of any securities exchange or market on which the shares are listed or to prevent adverse tax or accounting consequences to the Company or the participant) without such participant’s consent.

The 2024 Plan is scheduled to expire on August 14, 2034, which is ten years after the effective date of its adoption by our board of directors. After that time, no further grants may be made under the 2024 Plan, but any then-outstanding grants will remain subject to the terms of the plan.

The foregoing description of the 2024 Incentive Plan is qualified in its entirety by the full text of the 2024 Incentive Plan, which is attached as Exhibit 10.7 to this Annual Report and is incorporated herein by reference.

Compensation Committee Interlocks and Insider Participation; Compensation Committee Report

New Silexion is both an emerging growth company and a smaller reporting company and therefore need not provide the disclosure concerning “Compensation Committee Interlocks and Insider Participation” otherwise required under Item 407(e)(4) of Regulation S-K promulgated by the SEC, nor the report of its compensation committee otherwise required under Item 407(e)(5) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Ordinary Shares

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 1, 2025 by:

●	each person or entity known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. In computing the number of ordinary shares beneficially owned by a person and the percentage ownership, we include, as outstanding, those ordinary shares that are subject to warrants held by that person that are currently exercisable or exercisable within 60 days of March 1, 2025. We do not deem those shares to be outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, we believe that all persons and entities named in the table below have sole voting and investment power with respect to all New Silexion ordinary shares beneficially owned by them.

The percentage ownership of New Silexion ordinary shares is based on 8,414,615 New Silexion ordinary shares outstanding as of March 1, 2025.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Approximate Percentage of Outstanding Ordinary Shares
Directors and Executive Officers of New Silexion:
Ilan Hadar	31,160	(2)	*
Dror Abramov	4,425		*
Ruth Alon	6,037		*
Ilan Levin(3)	229,624	(4)	2.7%
Avner Lushi(5)	220,788	(6)	2.6%
Shlomo Noy(7)	220,788	(6)	2.6%
Amnon Peled	-		-
Dr. Mitchell Shirvan	21,888	(8)	* %
Mirit Horenshtein Hadar, CPA	6,308		*

All executive officers and directors as a group (8 individuals)	520,230		6.2%
Five Percent Holders:
Hudson Bay Master Fund (9)	740,741		8.1%
Entities affiliated with Anson Advisors Inc and Anson Funds Management LP (10)	740,741		8.1%
CVI Investments, Inc. (11)	740,766		8.1%

*	Less than 1%.

(1)	Unless otherwise noted, the business address of each beneficial owner listed in the above table is c/o Silexion Therapeutics Corp, 12 Abba Hillel Road, Ramat Gan, Israel 5250606.

(2)	Includes 14,339 New Silexion ordinary shares issuable upon exercise of options, at an exercise price of $60.51 per share, all of which are vested and currently exercisable.

(3)
The shares reported in this row are held of record by the Sponsor, Moringa Sponsor, LP, and/or by the PIPE Investor, Greenstar, L.P., each a Cayman Islands exempted limited partnership, as described in footnote (4) below. Moringa Partners Ltd., an Israeli company that is wholly-owned by Mr. Ilan Levin, serves as the sole general partner of each of the Sponsor and the PIPE Investor. Mr. Levin, a director of New Silexion, is the sole director of that general partner. As a result of his ownership of that general partner, Mr. Levin possesses sole voting and investment authority with respect to the shares indirectly held by the Sponsor and the PIPE Investor. The limited partnership interests of the Sponsor and the PIPE Investor are held by various individuals and entities, including Mr. Levin. Mr. Levin disclaims beneficial ownership of the securities held by the Sponsor and the PIPE Investor other than to the extent of his direct or indirect pecuniary interest in such securities. The address of each of the entities beneficially owning the shares that are reported in this row is c/o Moringa Acquisition Corp, 250 Park Avenue, 7th floor, New York, NY 10177.

(4)
Consists of the total of: (i) 148,592 New Silexion ordinary shares issued to the Sponsor as Sponsor Investment Shares (as defined under the Business Combination Agreement); (ii) 39,206 New Silexion ordinary shares issued to the Sponsor upon the Closing of the Business Combination due to the conversion, on a one-for-one basis, of the 352,857 Moringa private shares held by it; (iii) 19,603 New Silexion ordinary shares underlying New Silexion warrants issued to the Sponsor upon the Closing of the Business Combination due to the conversion, on a one-for-one basis, of the 176,429 Moringa private warrants held by the Sponsor (which New Silexion warrants will be exercisable beginning 30 days after the Closing Date); and (iv) 22,223 New Silexion ordinary shares issued to Greenstar, L.P., the PIPE Investor, as PIPE Shares in respect of the PIPE Financing. The foregoing beneficial ownership of New Silexion ordinary shares by the Sponsor does not include any Note Shares that may be issued to the Sponsor following the Closing upon conversion of amounts owed by New Silexion to the Sponsor under the A&R Sponsor Promissory Note, as the potential number of Note Shares, and the timing of issuance of Note Shares, cannot be determined in advance.

(5)
The shares reported in this row consist entirely of New Silexion ordinary shares held of record by Guangzhou Sino-Israel Biotech Fund (“GIBF”), with respect to which Mr. Lushi possesses shared voting and investment authority as a result of his serving as a Managing Partner and CEO of GIBF.

(6)
Includes 203,971 New Silexion ordinary shares issued to GIBF at the Closing in respect of its transfer of its noncontrolling interest in our Chinese subsidiary, Silenseed (China) Ltd., to New Silexion pursuant to the Chinese Subsidiary Transfer.

(7)
The shares reported in this row consist entirely of New Silexion ordinary shares held of record by GIBF, with respect to which Mr. Noy possesses shared voting and investment authority as a result of his serving as Chief Medical Officer of GIBF.

(8)	Includes 7,170 New Silexion ordinary shares issuable upon exercise of options, at an exercise price of $60.51 per share, all of which are vested and currently exercisable.

(9)
Represents 740,741 ordinary shares issuable upon exercise of warrants issued in connection with the induced warrant exercise transaction in January 2025. Hudson Bay Capital Management LP, the investment manager of Hudson Bay Master Fund Ltd., has voting and investment power over these securities. Sander Gerber is the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management LP. Each of Hudson Bay Master Fund Ltd. and Sander Gerber disclaims beneficial ownership over these securities.

(10)
Represents (i) 577,778 ordinary shares issuable upon exercise of warrants issued in connection with the induced warrant exercise transaction in January 2025 that are held by Anson Investments Master Fund LP (“AIMF”) and (ii) 162,963 ordinary shares issuable upon exercise of warrants issued in connection with that induced warrant exercise transaction held by Anson East Master Fund LP (“AEMF”). Anson Advisors Inc and Anson Funds Management LP, the Co-Investment Advisers of AIMF and AEMF, hold voting and dispositive power over the ordinary shares held by each of AIMF and AEMF. Tony Moore is the managing member of Anson Management GP LLC, which is the general partner of Anson Funds Management LP. Moez Kassam and Amin Nathoo are directors of Anson Advisors Inc. Mr. Moore, Mr. Kassam and Mr. Nathoo each disclaim beneficial ownership of these ordinary shares except to the extent of their pecuniary interest therein. The principal business address of each of AIMF and AEMF is Maples Corporate Services Limited, PO Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands.

(11)
Represents (i) 463,741 ordinary shares issuable upon exercise of warrant issued in our January 2025 financing, (ii) 277,000 ordinary shares issuable upon exercise of warrants issued in connection with the induced warrant exercise transaction in January 2025 and (iii) 25 ordinary shares issuable upon the exercise of warrants issued by Moringa that the Company assumed in connection with the Business Combination. Heights Capital Management, Inc., the authorized agent of CVI Investments, Inc. (“CVI”), has discretionary authority to vote and dispose of the shares held by CVI and may be deemed to be the beneficial owner of these shares. Martin Kobinger, in his capacity as President of Heights Capital Management, Inc., may also be deemed to have investment discretion and voting power over the shares held by CVI. Mr. Kobinger disclaims any such beneficial ownership of the shares.

Securities Authorized for Issuance Under Equity Compensation Plans

Presented below is information about our equity compensation plans as of December 31, 2024:

Plan category	Number of ordinary shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Silexion Therapeutics Ltd. 2013 Equity Incentive Plan	24,103	$59.84	-
Silexion Therapeutics Ltd. 2023 Equity Incentive Plan	-	$-	-
Silexion Therapeutics Corp 2024 Equity Incentive Plan	-	$-	63,953
Total	24,103	$59.84	63,953

Potential Change in Control Transactions

As of the date of this Annual Report, we are not aware of any arrangements the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the compensation arrangements for our directors and executive officers, which are described above in “Item 11. Executive Compensation”, below is a description of transactions since our formation on April 2, 2024 to which we have been a party, in which:

●	the amounts involved exceeded or will exceed $120,000; and

●
any of our directors, executive officers or holders of more than 5% of our share capital, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Related Party Transactions

Arrangements with Executive Officers

Ilan Hadar serves as our Chief Executive Officer and Chairman of the our Board. Mr. Hadar’s employment agreement with us, as to be amended in the period following the Closing of the Business Combination, subject to corporate approvals, will provide for him to receive an annual base salary of $357,820 (based on the average exchange rate for 2023, as published by the Bank of Israel), customary disbursements toward his providence fund, further education fund and severance pay fund, and other fringe benefits commensurate with such position. During 2022, Silexion granted Mr. Hadar 14,339 options to purchase New Silexion ordinary shares, vesting over a period of 48 months, provided that Mr. Hadar remains engaged by us (or a Silexion affiliate) at the end of each vesting period and subject to the Silexion Plan. Upon completion of the Business Combination, the vesting of all such options is expected to accelerate, such that all unvested options shall become fully vested at that time.

Mirit Horenshtein Hadar, our Executive VP of Finance, Chief Financial Officer and Secretary, is Mr. Hadar’s spouse. Ms. Horenshtein Hadar’s employment agreement with us provides for her to receive an annual base salary of $234,210 (based on the average exchange rate for 2023, as published by the Bank of Israel), as well as customary disbursements toward her providence fund, further education fund and severance pay fund, and other fringe benefits commensurate with such position.

Indemnification Agreements

On the date of, and in connection with, the Closing of the Business Combination, the Company entered into indemnification agreements with each of its directors and executive officers, which provide for indemnification and advancements by the Company of certain expenses and costs under certain circumstances. The indemnification agreements provide that we will indemnify each of its directors and executive officers against any and all expenses incurred by that director or executive officer because of his or her status as a director or officer of New Silexion, to the fullest extent permitted under Cayman law and the Articles.

The foregoing description of the indemnification agreements does not purport to be complete and is qualified in its entirety by reference to the text of the form of indemnification agreement that is filed as Exhibit 10.6 to the registration statement of which this prospectus forms a part, which is incorporated herein by reference.

Conversion Transaction with GIBF

Immediately following the Closing of the Business Combination, Guangzhou Sino-Israel Bio-Industry Investment Fund I (“GIBF”) beneficially owned 20.3% of our issued and outstanding share capital. GIBF had held the remaining 49% of the issued and outstanding share capital of our 51%-held Chinese subsidiary, Silenseed (China) Ltd. (which 49% interest had been received by it in return for its equity investments in the Chinese subsidiary, rather than equity investments directly in us). In connection with the consummation of the Business Combination, GIBF was to exchange its entire holdings in the Chinese subsidiary for preferred shares of Silexion according to the terms set out in the contract for the establishment of the Chinese subsidiary, dated August 30, 2021, as amended, which preferred shares were to be automatically converted into 203,971 New Silexion ordinary shares in accordance with the equity exchange ratio for our shareholders’ exchange of shares of Silexion for our shares under the Business Combination Agreement.

However, in order to simplify the transfer of GIBF’s 49% interest in our Chinese subsidiary to our company, in lieu of transferring that interest to Silexion, GIBF instead transferred the interest directly to New Silexion pursuant to an Agreement on Arrangements Related to Equity Interest Conversion, dated as of August 5, 2024 (the “GIBF Conversion Agreement”). As consideration for its transfer of that 49% interest to us, GIBF received 203,971 New Silexion ordinary shares at the Closing. GIBF furthermore received an additional 16,817 of our ordinary shares upon consummation of the Business Combination due to the conversion of our shares that were issued to it upon settlement of RSUs of Silexion that were subject to accelerated vesting at the Closing. Those RSUs were granted to GIBF subject to GIBF’s providing certain services to us in connection with the transfer of funds from our Chinese subsidiary to us. Avner Lushi and Shlomo Noy, both of whom serve as our directors since the Closing, share voting and investment power over the 220,788 of our ordinary shares beneficially owned by GIBF after the Closing.

PIPE Financing

In connection with, and immediately prior to the Closing of, the Business Combination, Moringa raised $2.0 million via a private investment in public entity financing (the “PIPE Financing”), whereby Moringa sold to Greenstar, LP (the “PIPE Investor”), a Cayman Islands exempted limited partnership and affiliate of the Moringa Sponsor, 200,000 newly issued Moringa ordinary shares (the “PIPE Shares”) (which does not reflect the reverse share split) at a price of $10.00 per share, pursuant to the PIPE Agreement, dated as of August 15, 2024, by and among Moringa, us and the PIPE Investor. Those 200,000 shares automatically converted upon the Closing of the Business Combination into an equivalent number of our ordinary shares (at a number prior to the effectiveness of the reverse share split), or the PIPE Shares. The PIPE Investor is entitled to customary registration rights in respect of the PIPE Shares under the PIPE Agreement, pursuant to which we have agreed that, within 60 days after the Closing Date, it will file with the SEC a registration statement registering the resale of the PIPE Shares by the PIPE Investor, and use its commercially reasonable efforts to have that registration statement be declared effective by 180 days after the Closing Date (or 90 days after the Closing Date if the SEC does not review that filing).

The funds raised from the PIPE Financing, together with remaining funds in Moringa’s trust account after payments to redeeming public shareholders of Moringa, were used for financing support for Moringa and New Silexion, as well as for payment to service providers to whom outstanding amounts were owed by Moringa, including parties that had provided financial advisory services and capital markets advisory services to Moringa during the period leading up to the Closing.

Amended and Restated Sponsor Promissory Note

Effective as of the Closing, we issued to the Sponsor, and Sponsor accepted, in amendment and restatement, and replacement, in their entirety, of all existing promissory notes issued by Moringa to the Sponsor from the IPO until the Closing (and as to which the obligations of Moringa were assigned to us upon the Closing), the A&R Sponsor Promissory Note in an amount of $3,433,000, which reflected the total amount owed by Moringa to the Sponsor through the Closing Date. The maturity date of the A&R Sponsor Promissory Note is the 30-month anniversary of the Closing Date (i.e., February 15, 2027). Amounts outstanding under the A&R Sponsor Promissory Note may be repaid (unless otherwise decided by us) only by way of conversion into our ordinary shares (“Note Shares”) in accordance with the terms set forth in the form of A&R Sponsor Promissory Note. Us and the Sponsor may also convert amounts outstanding under the A&R Sponsor Promissory Note at the price per share at which we conduct an equity financing following the Closing, subject to a minimum conversion amount of $100,000, in an amount of Note Shares constituting up to thirty percent (30%) of the number of our ordinary shares issued and sold by us in such equity financing. The Sponsor may also elect to convert amounts of principal outstanding under the note into our ordinary shares at any time following the 24-month anniversary of the Closing Date, subject to a minimum conversion of $10,000, at a price per share equal to the volume weighted average price of the our ordinary shares on the principal market on which they are traded during the 20 consecutive trading days prior to the conversion date.

The foregoing summary provides only a brief description of the A&R Sponsor Promissory Note and does not purport to be complete. The summary is qualified in its entirety by the full text of the A&R Sponsor Promissory Note, a copy of which serves as Exhibit 10.4 to this Annual Report, and which is incorporated herein by reference.

Amended and Restated Registration Rights and Lock-Up Agreement

Prior to the Closing under the Business Combination Agreement, on August 14, 2024, us, Moringa, Moringa Sponsor, the distributees of the Sponsor Investment Shares (as defined under the Business Combination Agreement), certain of our pre-Business Combination shareholders and the PIPE Investor entered into (and EarlyBird will be bound by) an amended and restated registration rights and lock-up agreement which became effective as of the Closing of the Business Combination (the “A&R Registration Rights and Lock-Up Agreement”). Under the agreement, we have assumed Moringa’s existing obligations under Moringa’s prior registration rights agreement (entered into in connection with Moringa’s initial public offering, or IPO) and has granted registration rights to the Moringa Sponsor, the distributees of Sponsor Investment Shares, certain of our pre-Business Combination shareholders, the PIPE Investor and EarlyBird with respect to certain securities of ours.

Under the A&R Registration Rights and Lock-Up Agreement, we have agreed to provide the holders party thereto customary demand and shelf registration rights (subject to certain minimum size offerings) and piggy-back rights on primary and secondary offerings, subject to customary cut-back provisions.

Under the lock-up provisions of the agreement, lock-up periods apply following the Closing to of our securities that are held by the holders who are party to the agreement, subject to permitted transfers to certain categories of “Permitted Transferees”. Specifically, those lock-up periods apply to the following categories of securities for the following periods of time post-Closing:

●
Sponsor Investment Shares and securities held by former Silexion shareholders: (A) 50% of the Sponsor Investment Shares held by the Sponsor and its distributees and 50% of the New Silexion securities held by the former Silexion shareholders who are party to the agreement, in each case, upon the Closing, are subject to a lock-up period ending on the earlier of (i) six (6) months after the completion of the Business Combination, and (ii) the date on which New Silexion will consummate a liquidation, merger, amalgamation, share exchange, reorganization, or other similar transaction after the Business Combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (B) the other 50% of the Sponsor Investment Shares held by the Sponsor and its distributees and 50% of our securities held by the former Silexion shareholders party to the agreement, in each case, upon the Closing, were to be subject to a lock-up period that was to end on the earliest of (x) six (6) months after the date of the consummation of the Business Combination, (y) the date on which we consummate a liquidation, merger, amalgamation, share exchange, reorganization, or other similar transaction after the Business Combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property, or (z) the date on which the closing price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period.

●
Private Shares and Private Warrants: The lock-up period on all New Silexion ordinary shares issued pursuant to the SPAC Merger in exchange for private placement shares and private placement warrants purchased by or issued to the Sponsor and EarlyBird concurrently with Moringa’s initial public offering remained (as provided in the documentation for Moringa’s initial public offering) 30 days after the Closing.

●
Representative Shares. The lock-up period on all Representative Shares (as defined in the Amended and Restated Registration Rights and Lock-Up Agreement) that are held by EarlyBird was to remain (as provided in the documentation for Moringa’s initial public offering) three months after the Closing.

●
Note Shares and PIPE Shares. Note Shares issued to the Sponsor upon conversion of amounts due under the A&R Sponsor Promissory Note and PIPE Shares issued to the PIPE Investor were not subject to any lock-up periods following the Closing.

The foregoing summary provides only a brief description of the A&R Registration Rights and Lock-Up Agreement and does not purport to be complete. The summary is qualified in its entirety by the full text of the A&R Registration Rights and Lock-Up Agreement, which serves as Exhibit 10.3 to this Annual Report, and which is incorporated herein by reference.

Related Party Transactions Policies

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

As described above in “Item 10. Directors, Executive Officers and Corporate Governance— Corporate Governance— Code of Business Conduct and Ethics,” we have adopted a written code of business conduct and ethics that applies to our directors, officers and employees and that requires us to avoid, wherever possible, all conflicts of interest, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of business conduct and ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

Our audit committee, pursuant to a written charter that we adopted upon the Closing of the Business Combination, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Director Independence

Nasdaq listing standards require that a majority of the New Silexion Board be independent. An “independent director” is defined generally as a person who has no disqualifying relationship with the Company described under Nasdaq Listing Rule 5605(a)(2), as well as no other material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the listed company) that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making a determination of director independence, the New Silexion Board considers the current and prior relationships that each director has with the Company and all other facts and circumstances the New Silexion Board deems relevant in determining his or her independence, including the beneficial ownership of our securities by such director, and the transactions described in the sub-section above titled “Related Party Transactions.”

The New Silexion Board has determined that each of Messrs. Dror J. Abramov, Ilan Levin, Avner Lushi, Shlomo Noy, and Amon Peled, and Ms. Ruth Alon, meets the definition of “independent director” as defined in Nasdaq listing standards. For purposes of SEC rules applicable to members of the audit committee and compensation committee, each of Messrs. Abramov and Peled, and Ms. Alon, is deemed independent.

Item 14. Principal Accountant Fees and Services

The following table provides a summary of fees paid or to be paid to Kesselman & Kesselman, a member firm of PricewaterhouseCoopers International Limited, an independent registered public accounting firm, which served as our principal accountant with respect to the years ended December 31, 2024 and 2023 (“PwC Israel”), for services rendered for the years ended December 31, 2024 and 2023.

The services related to the below fees were rendered: (i) for the period following the Closing of the Business Combination on August 15, 2024 through December 31, 2024, to New Silexion and its consolidated subsidiaries, including Silexion, through which our business is primarily conducted, and (ii) with respect to the year ended December 31, 2023 and the period from January 1, 2024 through August 15, 2024, to Silexion and its consolidated subsidiaries.

	2024	2023
	(US$ in thousands)	(US$ in thousands)
Audit Fees(1)	301	267
Tax Fees (2)	49	11
Total	350	278

(1)
Audit Fees consist of professional services rendered in connection with the audit of our consolidated financial statements, review of our consolidated quarterly financial statements, issuance of comfort letters, consents and assistance with review of documents filed with the SEC

(2)	Tax fees are fees for services rendered by our principal accountant in connection with tax compliance, tax planning and tax advice.

Audit Committee’s Pre-approval Policies and Procedures

Our audit committee follows pre-approval policies and procedures for the engagement of our independent registered public accounting firm to perform certain audit and non-audit services. Pursuant to those policies and procedures, which are designed to assure that such engagements do not impair the independence of our auditors, the audit committee pre-approves annually, and on as an-needed basis, a catalog of specific audit and non-audit services in the categories of audit service, audit-related service, tax services and other services that may be performed by our registered public accounting firm.

All services provided by our independent registered public accounting firm following the Closing of the Business Combination on August 15, 2024 (when we became a public company with securities registered under the Exchange Act, when we were required to begin complying with the requirements of the Sarbanes-Oxley Act of 2002, as amended) have been pre-approved by the audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

SILEXION THERAPEUTICS CORP
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2024

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

The following Exhibit Index lists those exhibits that we are filing as part of this Annual Report:

Exhibit No.	Description
3.1
Amended and Restated Memorandum and Articles of Association of Silexion Therapeutics Corp (formerly Biomotion Sciences) (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on August 21, 2024)

3.2
Ordinary Resolution Effecting 1-for-9 Reverse Share Split to Share Capital of Silexion Therapeutics Corp (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on November 29, 2024)

4.1
Warrant Agreement, dated February 19, 2021, by and between Moringa Acquisition Corp and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to Moringa Acquisition Corp’s Current Report on Form 8-K, filed with the SEC on February 22, 2021)

4.2
Assignment, Assumption and Amendment Agreement, dated as of August 15, 2024, by and among Moringa Acquisition Corp, Silexion Therapeutics Corp (formerly known as Biomotion Sciences) and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on August 21, 2024)

4.3
Warrant Adjustment Notice, dated November 29, 2024, in respect of 1-for-9 Reverse Share Split of Silexion Therapeutics Corp (incorporated by reference to Exhibit 4.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on November 29, 2024)

4.4*	Description of securities of Silexion Therapeutics Corp registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended
10.1.1
Final invoice issued by EarlyBirdCapital, Inc. to Moringa Acquisition Corp under the Business Combination Marketing Agreement, dated February 16, 2021, by and between EarlyBirdCapital, Inc. and Moringa Acquisition Corp (incorporated by reference to Exhibit 10.1.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on August 21, 2024)

10.1.2
Convertible Promissory Note, dated August 15, 2024, in an amount of $1,250,000, issued by Silexion Therapeutics Corp (formerly known as Biomotion Sciences) to EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 10.1.2 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on August 21, 2024)

10.1.3
Letter agreement regarding inducement to convert Silexion convertible promissory note, entered into by Silexion Therapeutics Corp and EarlyBirdCapital, Inc. on March 13, 2025 (incorporated by reference to Exhibit 10.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on March 14, 2025)

10.2.1
Ordinary Share Purchase Agreement, dated August 13, 2024 and effective as of the closing date of the Business Combination, by and between Silexion Therapeutics Corp (formerly known as Biomotion Sciences) and White Lion Capital, LLC (incorporated by reference to Exhibit 10.3.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on August 21, 2024)

10.2.2
Amendment No. 1, effective January 14, 2025, to Ordinary Share Purchase Agreement, dated August 13, 2024 and effective as of the closing date of the Business Combination, by and between Silexion Therapeutics Corp and White Lion Capital, LLC (incorporated by reference to Exhibit 10.3.2 to Silexion Therapeutics Corp’s Registration Statement on Form S-1 (File No. 333-284873), filed with the SEC on February 12, 2025)

10.2.3
Registration Rights Agreement, dated August 13, 2024 and effective as of the closing date of the Business Combination, by and between Silexion Therapeutics Corp (formerly known as Biomotion Sciences) and White Lion Capital, LLC (incorporated by reference to Exhibit 10.3.2 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on August 21, 2024)

10.3
Amended and Restated Registration Rights and Lock-Up Agreement, dated August 14, 2024 and effective as of the Closing Date, by and among Silexion Therapeutics Corp (formerly known as Biomotion Sciences), Moringa Acquisition Corp, Moringa Sponsor, L.P., the distributees of Sponsor Investment Shares that were issuable to Moringa Sponsor, L.P., EarlyBirdCapital, Inc., certain of Silexion Therapeutics Ltd.’s pre-Business Combination shareholders and Greenstar, L.P. (incorporated by reference to Exhibit 10.4 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on August 21, 2024)

10.4
Amended and Restated Promissory Note, dated August 15, 2024, issued by Silexion Therapeutics Corp (formerly known as Biomotion Sciences) to Moringa Sponsor, L.P. (incorporated by reference to Exhibit 10.5 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on August 21, 2024)

10.5
Form of Director and Officer Indemnification Agreement, dated August 15, 2024, by and between Silexion Therapeutics Corp (formerly known as Biomotion Sciences) and each of its executive officers and directors (incorporated by reference to Exhibit 10.6 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on August 21, 2024)

10.6.1#
Employment Agreement, dated April 1, 2022, by and between Silexion Therapeutics Ltd. and Ilan Hadar (incorporated by reference to Exhibit 10.12.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-279281), filed with the SEC on July 12, 2024).

10.6.2#
Amendment No. 1 to Employment Agreement, dated May 2024, by and between Silexion Therapeutics Ltd. and Ilan Hadar (incorporated by reference to Exhibit 10.12.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-279281), filed with the SEC on July 12, 2024)

10.7#	Silexion Therapeutics Corp 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on August 21, 2024)
10.8#
Silexion Therapeutics Ltd. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to Silexion Therapeutics Corp’s Registration Statement on Form S-1 (File No. 333-282017), filed with the SEC on September 10, 2024)

10.9#
Silexion Therapeutics Ltd. 2013 Share Option Plan (incorporated by reference to Exhibit 10.14 to Silexion Therapeutics Corp’s Registration Statement on Form S-1 (File No. 333-282017), filed with the SEC on September 10, 2024)

10.10
Securities Purchase Agreement, dated January 15, 2025, by and between the Company and each investor party thereto (incorporated by reference to Exhibit 10.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on January 17, 2025)

10.11	Form of Ordinary Warrant (incorporated by reference to Exhibit 4.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on January 17, 2025)
10.12	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on January 17, 2025)
10.13	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on January 17, 2025)
10.14	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on January 30, 2025)
10.15	Form of New Warrant (incorporated by reference to Exhibit 10.2 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on January 30, 2025)
10.16	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.3 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on January 30, 2025)
19.1*	Insider Trading Policy of Silexion Therapeutics Corp
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on August 21, 2024)
23.1*	Consent of Kesselman & Kesselman, a member firm of PricewaterhouseCoopers International Limited, independent registered public accounting firm of Silexion Therapeutics Corp
31.1*
Certification of Silexion Therapeutics Corp’s Chief Executive Officer (Principal Executive Officer) pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*
Certification of Silexion Therapeutics Corp’s Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Silexion Therapeutics Corp’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Silexion Therapeutics Corp Policy for Recovery of Erroneously Awarded Compensation

*	Filed herewith.

# Indicates management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

Not required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silexion Therapeutics Corp

By:	/s/ Ilan Hadar
Name:	Ilan Hadar
Title:	Chairman of the Board and Chief Executive Officer
Date:	March 18, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ilan Hadar	Chairman of the Board and Chief Executive Officer	March 18, 2025
Ilan Hadar	(Principal Executive Officer)

/s/ Mirirt Horenshtein Hadar	Chief Financial Officer	March 18, 2025
Mirirt Horenshtein Hadar	(Principal Financial and Accounting Officer)

/s/ Ruth Alon	Director	March 18, 2025
Ruth Alon

/s/ Dror Abramov	Director	March 18, 2025
Dror Abramov

/s/ Ilan Levin	Director	March 18, 2025
Ilan Levin

/s/ Avner Lushi	Director	March 18, 2025
Avner Lushi

/s/ Shlomo Noy	Director	March 18, 2025
Shlomo Noy

/s/ Amnon Peled	Director	March 18, 2025
Amnon Peled

SILEXION THERAPEUTICS CORP
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2024

SILEXION THERAPEUTICS CORP
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the board of directors and shareholders of
SILEXION THERAPEUTICS CORP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Silexion Therapeutics Corp and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in redeemable convertible preferred shares and capital deficiency and cash flows for the each of the two years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1j to the consolidated financial statements, the Company has suffered recurring losses from operations and has cash outflows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1j. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Kesselman & Kesselman
Certified Public Accountants (lsr.)
A member firm of PricewaterhouseCoopers International Limited

Tel-Aviv, Israel
March 18, 2025
We have served as the Company's auditor since 2023.

Kesselman & Kesselman, 146 Derech Menachem Begin, Tel-Aviv 6492103, Israel,
P.O Box 50005 Tel-Aviv 6150001, Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

SILEXION THERAPEUTICS CORP
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

	December 31
	2024	2023

Assets
CURRENT ASSETS:
Cash and cash equivalents	$1,187	$4,595
Restricted cash	35	25
Prepaid expenses	966	335
Other current assets	62	24
TOTAL CURRENT ASSETS	2,250	4,979

NON-CURRENT ASSETS:
Restricted cash	48	25
Long-term deposit	5	5
Property and equipment, net	30	49
Operating lease right-of-use asset	530	198
TOTAL NON-CURRENT ASSETS	613	277
TOTAL ASSETS	$2,863	$5,256

The accompanying notes are an integral part of these consolidated financial statements.

SILEXION THERAPEUTICS CORP
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

	December 31
	2024	2023
Liabilities and redeemable convertible preferred shares, net of capital deficiency
CURRENT LIABILITIES:
Trade payables	$929	$319
Current maturities of operating lease liability	158	112
Warrants to preferred shares (including $0 and $186 due to related party, as of December 31, 2024 and December 31, 2023, respectively)	-	200
Employee related obligations	642	207
Accrued expenses and other accounts payable	788	1,358
Private warrants to purchase ordinary shares (including $1 and $0 due to related party, as of December 31, 2024 and December 31, 2023, respectively)	2	-
Underwriters Promissory Note	1,004	-
TOTAL CURRENT LIABILITIES	3,523	2,196

NON-CURRENT LIABILITIES:
Long-term operating lease liability	368	59
Related Party Promissory Note	2,961	-
TOTAL NON-CURRENT LIABILITIES	$3,329	$59
TOTAL LIABILITIES	$6,852	$2,255

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)
Convertible Series A Preferred Shares (NIS 0.09 par value, 0 and 56,667 shares authorized as of December 31, 2024 and 2023, 0 and 43,121 shares issued and outstanding as of December 31, 2024 and 2023);

Convertible Series A-1 Preferred Shares (NIS 0.09 par value per share, 0 and 13,334 shares authorized as of December 31, 2024 and 2023, 0 and 10,136 shares issued and outstanding as of December 31, 2024 and 2023);

Convertible Series A-2 Preferred Shares (NIS 0.09 par value per share, 0 and 22,223 shares authorized as of December 31, 2024 and 2023, 0 and 5,051 shares issued and outstanding as of December 31, 2024 and 2023);

Convertible Series A-3 Preferred Shares (NIS 0.09 par value per share, 0 and 8,889 shares authorized as of December 31, 2024 and 2023, 0 and 7,037 shares issued and outstanding as of December 31, 2024 and 2023);

Convertible Series A-4 Preferred Shares (NIS 0.09 par value per share 0 and 90,556 and shares authorized as of December 31, 2024 and 2023, respectively 0 and 2,413** shares issued and outstanding as of December 31, 2024 and 2023, respectively);

TOTAL REDEEMABLE CONVERTIBLE PREFERRED SHARES	-	15,057
CONTINGENTLY REDEEMABLE NON-CONTROLLING INTERESTS	-	3,420
TOTAL REDEEMABLE CONVERTIBLE PREFERRED SHARES AND CONTINGENTLY REDEEMABLE NON-CONTROLLING INTERESTS	$-	$18,477
CAPITAL DEFICIENCY: Ordinary shares ($0.0009 par value per share, 22,222,222 shares authorized as of December 31, 2024 and 2023; 1,848,711**** and 97,120 shares issued and outstanding as of December 31, 2024 and 2023, respectively)	2	*
Additional paid-in capital	39,263	11,335
Accumulated deficit	(43,254)	(26,811)
TOTAL CAPITAL DEFICIENCY	$(3,989)	$(15,476)
TOTAL REDEEMABLE CONVERTIBLE PREFERRED SHARES AND CONTINGENTLY REDEEMABLE NON-CONTROLLING INTERESTS, NET OF CAPITAL DEFICIENCY	$(3,989)	$3,001
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED SHARES AND NON-CONTROLLING INTEREST, NET OF CAPITAL DEFICIENCY	$2,863	$5,256

* Represents an amount less than $1
** Net of 13,458 treasury shares held by the Chinese Subsidiary as of December 31, 2023
*** All share amounts have been retroactively adjusted to reflect a 1-for-9 reverse share split as discussed in Note 1h
**** Net of 421 treasury shares held by the Company as of December 31, 2024

The accompanying notes are an integral part of these consolidated financial statements.

SILEXION THERAPEUTICS CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share data)

	Year ended December 31
	2024	2023

OPERATING EXPENSES:
Research and development (including $1,796 and $69 from related party, for the year ended December 31, 2024 and December 31, 2023, respectively)	$5,815	$3,708
General and administrative (including $2,972 and $48 from related party, for the year ended December 31, 2024 and December 31, 2023, respectively)	6,756	973
TOTAL OPERATING EXPENSES	12,571	4,681
OPERATING LOSS	12,571	4,681
Financial expenses (income), net (including $(1,249) and $83 from related party, for the year ended December 31, 2024 and December 31, 2023, respectively)	3,938	395
LOSS BEFORE INCOME TAX	$16,509	$5,076
INCOME TAX	10	32
NET LOSS FOR THE YEAR	$16,519	$5,108

Attributable to:
Equity holders of the Company	16,443	4,942
Non-controlling interests	76	166
	$16,519	$5,108

LOSS PER ORDINARY SHARE, BASIC AND DILUTED*	$26.36	$44.23

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE*:	623,846	111,726

* All share amounts have been retroactively adjusted to reflect a 1-for-9 reverse share split as discussed in Note 1h

The accompanying notes are an integral part of these consolidated financial statements.

SILEXION THERAPEUTICS CORP
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES AND CAPITAL DEFICIENCY
(U.S. dollars in thousands, except per share data)

	Redeemable Convertible Preferred Shares											Ordinary shares			Additional paid-in Capital	Accumulated deficit	Total capital deficiency	Total redeemable convertible preferred shares and contingently redeemable non-controlling interests, net of capital deficiency
	Series A preferred shares		Series A-1 preferred shares		Series A-2 preferred shares		Series A-3 preferred shares		Series A-4 preferred shares		Contingently redeemable non-controlling interests
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares		Amount
BALANCE AT JANUARY 1, 2023	43,121	$7,307	10,136	$2,392	5,051	$2,264	7,037	$2,683	-	-	$3,586	97,120		*	$11,204	$(21,869)	$(10,665)	$7,567
CHANGES DURING 2023:
Issuance of Preferred A-4 shares, net of issuance cost, see Note 9(1)									2,413	$411					1		1	412
Share-based compensation															130		130	130
Net loss											(166)					(4,942)	(4,942)	(5,108)
BALANCE AT DECEMBER 31, 2023	43,121	$7,307	10,136	$2,392	5,051	$2,264	7,037	$2,683	2,413	$411	$3,420	97,120		*	$11,335	$(26,811)	$(15,476)	$3,001
CHANGES DURING 2024:
Exercise of pre-funded options												13,780	**	*	*			*
Share-based compensation												78,650		*	5,862		5,862	5,862
Issuance of convertible preferred shares upon net exercise of warrants			140	-					925	$334		-		-	-			334
Net loss											(76)					(16,443)	(16,443)	(16,519)
Conversion of convertible preferred shares and noncontrolling interests upon the effectiveness of the SPAC Merger (see Note 1(d))	(43,121)	$(7,307)	(10,276)	$(2,392)	(5,051)	$(2,264)	(7,037)	$(2,683)	(3,338)	$(745)	$(3,344)	478,073		1	18,734		18,735	-
Issuance of ordinary shares upon Transactions (see Note 1(d))												417,375		*			*	*
Issuance of ordinary shares for ELOC holders, see Note 3(d)												763,713		1	3,332		3,333	3,333
BALANCE AT DECEMBER 31, 2024	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	1,848,711 ****		$2	$39,263	$(43,254)	$(3,989)	$(3,989)

* Represents an amount less than $1
** Represents exercises of fully vested pre-funded options for the Company’s ordinary shares at an exercise price of $0.0226 or 0.0226 NIS per share
*** All share amounts have been retroactively adjusted to reflect a 1-for-9 reverse share split as discussed in Note 1h
**** Net of 421 treasury shares held by the Company as of December 31, 2024

The accompanying notes are an integral part of these consolidated financial statements.

SILEXION THERAPEUTICS CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands, except share data)

	Year ended December 31
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,519)	$(5,108)
Adjustments required to reconcile loss to net cash used in operating activities:
Depreciation	25	45
Share-based compensation expenses	5,862	130
Non-cash loss upon entering Transactions	4,783	-
Other non-cash financial expenses (income)	(1,051)	318
Loss (gain) on disposal of property and equipment	16	(1)
Loss from lease termination	68	-

Changes in operating assets and liabilities:
Increase in prepaid expenses	(631)	(329)
Decrease (increase) in other current assets	(38)	18
Increase in trade payable	610	79
Net change in operating lease	(57)	6
Increase (decrease) in employee related obligations	435	(46)
Increase (decrease) in accrued expenses and other accounts payable	(1,899)	359
Net cash used in operating activities	(8,396)	(4,529)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from short-term deposit	-	507
Purchase of property and equipment	(22)	(12)
Proceeds from sale of property and equipment	-	78
Net cash provided by (used in) investing activities	(22)	573

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred shares and warrants, net of issuance costs	-	522
Proceeds from exercise of pre-funded options	*	-
Net proceeds from issuance of ordinary shares (ELOC)	3,054	-
Cash received from Transactions upon the effectiveness of the SPAC Merger	2,300	-
Payment of Underwriters Promissory Note	(250)	-
Net cash provided by financing activities	5,104	522

DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(3,314)	(3,434)
EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(61)	(230)
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	4,645	8,309
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$1,270	$4,645

* Represents an amount less than $1

The accompanying notes are an integral part of these consolidated financial statements.

SILEXION THERAPEUTICS CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands, except share data)

	Year ended December 31
	2024	2023
Appendix A -
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH REPORTED IN THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	1,187	4,595
Restricted cash	83	50
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH SHOWN IN STATEMENT OF CASH FLOWS	$1,270	$4,645

Appendix B - SUPPLEMENTARY INFORMATION:
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:

Derecognition of right-of-use asset recognized and lease liability as a result of operating lease termination	$(89)	-
Conversion of preferred shares to ordinary shares	$15,391	-
Conversion of warrants to preferred shares on a cashless basis	$334	-
Conversion of non-controlling interests to New Silexion ordinary shares	$3,344	-
Shares issued for ELOC financing liability	$312	-
Right-of-use asset recognized with a corresponding lease liability	$506	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$27	-
Interest received	$28	$153

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 1  - GENERAL:

a.
Silexion Therapeutics Corp (“New Silexion”) (hereinafter - the “Company” or the “Combined Company”) is a recently formed entity that was formed for the purpose of effecting the Transactions (as defined below). Following the closing of the Transactions on August 15, 2024 (the “Closing”),  New Silexion now serves as a publicly-traded holding company that has two primary wholly-owned subsidiaries —Moringa Acquisition Corp (“Moringa” or the “SPAC”), a Cayman Islands exempted company, and Silexion Therapeutics Ltd. (formerly known as Silenseed Ltd.) (“Silexion”), an Israeli limited company.

b.	Financial Information Presented:

From its formation on April 2, 2024 until the Closing of the Transactions on August 15, 2024, the Company had no operations and had been formed for the sole purpose of entering into the Transactions and serving as the publicly-traded company following the Transactions. Silexion, on the other hand, as the accounting acquirer in the Transactions and the predecessor entity to the Company from an accounting perspective, had active operations during earlier periods of time, prior to the Transactions. Consequently, these financial statements reflect the financial information of Silexion (as the predecessor entity to the Company) through August 15, 2024 and the financial information of New Silexion (as the combined company following the Transactions) from August 16, 2024 forward.

c.	Subsidiaries:

The Company has three subsidiaries as of December 31, 2024:

1.
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

2.
Silenseed (China) Ltd. On April 28, 2021, Silexion (as the predecessor entity to the Company) signed an agreement with Guangzhou Sino-Israel Biotech Investment Fund (“GIBF”) to establish a new company in China. On June 15, 2021 a company was established in China, named Silenseed (China) Ltd. (hereinafter - the “Chinese Subsidiary”). As of December 31, 2024, following transfer of all interests in the Chinese Subsidiary to the Company as part of the Transactions, the Company owns (directly or indirectly) 100% of the shares of the Chinese Subsidiary. The Chinese Subsidiary has no significant operations as of December 31, 2024.

3.
Moringa. Prior to the Transactions (commencing on February 17, 2021), Moringa’s class A ordinary shares and warrants were listed for trading on the Nasdaq Capital Market (Nasdaq: MACA and MACAW). As part of the Transactions, Moringa merged with a wholly-owned subsidiary of the Company and now serves as an inactive, wholly-owned subsidiary of the Company. Following the Transactions, Moringa is no longer listed for trading on the Nasdaq Capital Market.

4.	The Company, the Chinese Subsidiary, Moringa and Silexion are together referred to hereinafter as the “Group”.

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 1  - GENERAL (continued):

d.
On April 3, 2024, Silexion entered into an Amended and Restated Business Combination Agreement (hereinafter, the “A&R BCA”) with the SPAC, New Silexion, August M.S. Ltd. an Israeli company and wholly-owned subsidiary of New Silexion (“Merger Sub 1”), and Moringa Acquisition Merger Sub Corp, a Cayman Islands exempted company and wholly-owned subsidiary of New Silexion (“Merger Sub 2”). Under the A&R BCA, both Silexion and the SPAC were to become wholly-owned subsidiaries of New Silexion, which was to become a publicly-held, Nasdaq-listed entity (the A&R BCA and related transactions: the “Transactions”).

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

Upon the effectiveness of the SPAC Merger, each outstanding SPAC Class A ordinary share and the sole outstanding SPAC Class B ordinary share was converted into an ordinary share of New Silexion on a one-for-one basis. Each outstanding warrant to purchase one SPAC Class A ordinary share was converted into a warrant to purchase one New Silexion ordinary share, at the same exercise price. Upon the effectiveness of the Acquisition Merger, each outstanding ordinary share and each outstanding preferred share of Silexion was converted into 3.9829 ordinary shares of New Silexion, before adjustment for a subsequent reverse share split (the “Silexion Equity Exchange Ratio”). See Note 1h for post-reverse share split figures. Each outstanding Silexion warrant and Silexion option to purchase one Silexion share, and Silexion restricted share unit (RSU) that may be potentially settled for one Silexion share, was to become exercisable for, or became subject to settlement for (as applicable), such number of New Silexion ordinary shares as were equal to the Silexion Equity Exchange Ratio. The exercise price per New Silexion ordinary share of each such converted Silexion option and Silexion warrant was to be adjusted based on dividing the existing per share exercise price by the Silexion Equity Exchange Ratio. The terms of vesting, exercise and/or settlement, as applicable, of such converted options, warrants and RSUs were to remain the same following such conversion, except that the vesting of each Silexion option was to accelerate immediately prior to the Acquisition Merger, such that the New Silexion option into which it was to be converted was to be fully vested, and all Silexion warrants were to be exercised (on a cashless basis) immediately prior to the Acquisition Merger.

Immediately prior to the Closing seven directors were elected to New Silexion’s board of directors, of whom five were designated by Silexion and two were designated by the SPAC’s sponsor (the “Sponsor”).

The A&R BCA also required, as a closing condition, the transfer of the remaining outstanding shares of the Chinese Subsidiary held by GIBF to Silexion prior to the closing of the Business Combination in exchange for the issuance to GIBF of shares of Silexion, which were converted into ordinary shares of New Silexion in accordance with the Silexion Equity Exchange Ratio upon the closing.

e.
In connection with the closing of the Transactions, the ordinary shares and warrants of New Silexion are now listed on the Nasdaq Global Market and began trading under the symbols “SLXN” and “SLXNW”, respectively.

f.	For more information on instruments issued as part of the Transactions, see Note 3.

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 1  - GENERAL (continued):

g.
The Transactions were accounted for as a reverse recapitalization in accordance with US GAAP. Under this method of accounting, Silexion was treated as the accounting acquirer and the SPAC was treated as the “acquired” company for financial reporting purposes. Silexion was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

• Silexion’s shareholders hold approximately 61.55% of the outstanding voting interests in New Silexion upon the closing of the Transactions;
• Silexion’s senior management comprise the senior management of New Silexion;
• the directors nominated by Silexion constitute a majority of the board of directors of New Silexion (five out of seven of the initial directors);
• Silexion’s operations comprise the ongoing operations of New Silexion; and
• Silexion’s name is the name used by New Silexion (in replacement of Biomotion Sciences).

Under the reverse recapitalization accounting method, the Transactions were deemed to be the equivalent of a capital transaction in which Silexion issued shares for the net assets of the SPAC. The net assets of the SPAC were stated at fair value, with no goodwill or other intangible assets recorded. Operations prior to the Transactions are those of Silexion.

In accordance with the applicable guidance to reverse recapitalization, the equity structure has been retroactively adjusted in all comparative periods up to the date of the Closing (the “Closing Date”), to reflect the number of New Silexion’s ordinary shares, $0.0001 par value per share (before adjustment for a subsequent reverse share split, which reverse share split is described in Note 1h) issued to legacy Silexion shareholders in connection with the reverse recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to legacy Silexion shareholders prior to the reverse recapitalization have been retroactively restated as shares reflecting the exchange ratio established pursuant to the Transactions. In conjunction with the reverse recapitalization, Silexion’s ordinary shares underwent a 1-for-3.9829 conversion (before adjustment for a subsequent reverse share split).

Reconciliation of the SPAC Merger to the Company's Consolidated Financial Statements

The following table reconciles the elements of the Transactions to the consolidated statements of cash flows:

Recapitalization
Accrued expenses assumed	1,329
Warrants to ordinary shares assumed	1,130
Related Party Promissory Note issued	3,288
Underwriters Promissory Note issued	1,336
Less: Loss upon entering Transactions	(4,783)
Effect of reverse recapitalization, net of transaction costs	2,300

h.
On November 22, 2024, the Company announced a prospective 1-for-9 reverse share split of all of its issued and outstanding, and authorized but unissued, ordinary shares. The reverse share split resulted a corresponding increase in the par value of the Company’s ordinary shares, from $0.0001 per share to $0.0009 per share. No fractional shares have been issued as a result of the reverse split, as any fractional share totals to which shareholders become entitled have been rounded up to the nearest whole number of shares. The reverse share split became effective after market close on November 27, 2024, and the Company’s ordinary shares began trading on a reverse split-adjusted basis on the Nasdaq Global Market on November 29, 2024. All references made to ordinary shares, preferred shares and per share amounts (for each of New Silexion, Silexion and Moringa) in these consolidated financial statements, unless otherwise indicated, have been retroactively adjusted to reflect the reverse share split.

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 1  - GENERAL (continued):

i.
In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against Hamas and other terrorist organizations.

In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization), Israel’s southern border with the Gaza Strip (with the Hamas terrorist organization) and on other fronts from various extremist groups in region, such as the Houthis in Yemen and various rebel militia groups in Syria and Iraq. Further, on April 13, 2024, and on October 1, 2024, Iran launched a series of drone and missile strikes against Israel. As of December 31, 2024 a ceasefire agreement has been reached between Israel and Lebanon.

The Company’s headquarters are located in the central region of Israel. As of the issuance date of these consolidated financial statements, these conflicts have not had a material impact on the Company’s results of operations or financial position, if at all. The Company cannot currently predict the intensity or duration of Israel’s war, however, as most of the Company’s trials are not executed in Israel, the Company does not believe that the war will have any material impact on its ongoing operations. The Company continues to monitor its ongoing activities and will make any needed adjustments to ensure continuity of its business, while supporting the safety and well-being of its employees.

Any additional hostilities involving Israel, or the interruption or curtailment of trade between Israel and its trading partners, could adversely affect the Company’s operations and results of operations and could make it more difficult for the Company to raise capital.

j.	Going concern:

Since its inception, the Company (and, prior to the Transactions, its predecessor, Silexion) has devoted substantially all its efforts to research and development, clinical trials, and capital raising activities. The Company is still in its development and clinical stage and has not yet generated revenues.

The Company (or, for those periods prior to the Transactions, its predecessor, Silexion) has incurred losses of $16,519 and $5,108 for the years ended on December 31, 2024 and December 31, 2023, respectively. During the year ended on December 31, 2024, the Company (including Silexion, for periods prior to the Transactions) had negative operating cash flows of $8,396. As of December 31, 2024, the Company had cash and cash equivalents of $1,187.

On January 15, 2025, the Company raised financing of $5,000 by public offering of ordinary shares, pre-funded warrants, and ordinary warrants. Additionally, a total of $864 was received from the exercise of warrants and pre-funded warrants. On January 29, 2025, the Company raised financing of $3,267 by induced warrant exercise transaction (see Note 16).

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

Under these circumstances, in accordance with the requirements of ASC 205-40, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for at least 12 months from the date these financial statements are issued. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

a.	Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP").

b.	Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. As applicable to these financial statements, the most significant estimates and assumptions relate to fair value of financial instruments and share-based compensation (see Notes 12 and 11, respectively). These estimates and assumptions are based on current facts, future expectations, and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates.

c.	Functional currency

The Company's operations are currently conducted in Israel and some of the Company's expenses are currently paid in new Israeli shekels ("NIS"); however, the markets for the Company's future products are located outside of Israel. Financing activities are conducted in U.S. dollar (“dollar” or "$"). The Company's management believes that the US dollar is the currency of the primary economic environment in which the Company operates. Thus, the functional and reporting currency of the Company is the dollar. The functional currency of Silexion is the U.S. dollar, inter alia, in light of the composition of expenses and expected volume of intercompany transactions with the Company.

Transactions and balances originally denominated in dollars are presented at their original amounts. Balances in non- U.S. dollar currencies are translated into dollars using historical and current exchange rates for non-monetary and monetary balances, respectively. For non-dollar transactions and other items in the statements of operations (indicated below), the following exchange rates are used: (i) for transactions — exchange rates at transaction dates or average exchange rates; and (ii) for other items (derived from non-monetary balance sheet items such as depreciation and amortization) — historical exchange rates. Currency transaction gains and losses are presented in financial income or expenses, as appropriate.

d.	Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The financial statements of the Company and its subsidiaries are prepared as of the same dates and periods. The consolidated financial statements are prepared using uniform accounting policies by all companies in the Group.

e.	Cash and cash equivalents

The Company considers as cash equivalents all short-term, highly liquid investments, which include short-term bank deposits with original maturities of three months or less from the date of purchase that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash.

Bank balances for which use by the Company is subject to third party contractual restrictions are included as part of cash unless the restrictions result in a bank balance no longer meeting the definition of cash. If the contractual restrictions to use the cash extend beyond 12 months after the end of the reporting period, the related amounts are classified as non-current in Balance sheets.

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 2  - SIGNIFICANT ACCOUNTING POLICIES (continued):

f.	Restricted cash

As of December 31, 2024 and 2023, the Company pledged an amount of $57 and $25, respectively in favor of a bank as collateral for guarantees provided to secure the lease payments.

The Company is required to hold a minimum amount of NIS 95 in its bank account in order to maintain availability of a credit line from its credit card company.

The Company includes its restricted cash in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the combined statement of cash flows.

g.	Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Computers	33
Office furniture	7-15
Leasehold improvements	*

* Leasehold improvements are amortized by the straight-line method over the expected lease term, which is shorter than the estimated useful life of the improvements.

h.	Employee rights upon retirement

The Company is required to make severance payments upon dismissal of an employee or upon termination of employment in certain circumstances.

In accordance with the current employment terms with all of its employees located in Israel, and pursuant to Section 14 of the Israeli Severance Pay Law, 1963, the Company makes and has been continuously making, since the beginning of employment of each of its current employees, regular deposits, at a rate of 8.33% of their monthly salary, with certain insurance companies for accounts controlled by each applicable employee in order to secure the employee’s full severance pay obligation.

Under these circumstances, the Company is currently relieved from any severance pay liability with respect to each such employee. Neither the liability in respect of these employees nor the credit for the amounts funded are reflected on the Company’s consolidated balance sheets, as the amounts funded are not under the control or management of the Company and the severance pay risks have been irrevocably transferred to the applicable insurance companies.

The amounts of severance payment expenses were $122 and $74 for the years ended December 31, 2024 and 2023, respectively.

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 2  - SIGNIFICANT ACCOUNTING POLICIES (continued):

i.	Fair value measurement

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

j.	Financial instruments issued

When the Company issued preferred shares, it first considered the provisions of ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) in order to determine whether the preferred share should be classified as a liability. If the instrument is not within the scope of ASC 480, the Company further analyzed the instrument’s characteristics in order to determine whether it should be classified within temporary equity (mezzanine) or within permanent equity in accordance with the provisions of ASC 480-10-S99. The Company’s redeemable convertible preferred shares were not mandatorily or currently redeemable. However, they included clauses that could constitute as in-substance redemption clauses that were outside of the Company’s control. As such, all shares of redeemable convertible preferred shares had been presented outside of permanent equity. The Redeemable Convertible Preferred Shares were converted into ordinary shares in the framework of the recapitalization transaction as described in Note 1(d).

When the Company issued other freestanding instruments, the Company first analyzed the provisions of ASC 480 in order to determine whether the instrument should be classified as a liability, with subsequent changes in fair value recognized in the statements of operations in each period. If the instrument was not within the scope of ASC 480, the Company further analyzed the provisions of ASC 815-40 in order to determine whether the instrument should be classified within equity or classified as an asset or liability, with subsequent changes in fair value recognized in the statements of operations in each period.

The Company’s issued financial instruments convertible to preferred shares were in the scope of ASC 480. For further details see Note 8.

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 2  - SIGNIFICANT ACCOUNTING POLICIES (continued):

k.	Contracts over Ordinary Shares

When the Company becomes party to freestanding financial instruments, the Company first analyzes the provisions of ASC 480 in order to determine whether the instrument should be classified as a liability, with subsequent changes in fair value recognized in the statements of operations in each period. Warrants to purchase ordinary shares are not within the scope of ASC 480, and as such the Company further analyzes the provisions of ASC 815-40 in order to determine whether the contract should be classified within equity or classified as a liability, with subsequent changes in fair value recognized in the statements of operations in each period.

Under ASC 815-40, contracts that are not indexed to the Company’s own stock are classified as liabilities recorded at fair value, As such, the Company classifies private warrants (see Note 3(e)) as liabilities and measures them at their fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the private warrants are exercised or expire, or upon reassessment of classification. Similarly, the Company classifies the ELOC Agreement entered into (see Note 3(d)) as a derivative instrument measured at fair value at each reporting period, as settlement provisions under this agreement are not indexed to the Company’s own stock.

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

l.	Promissory Notes

Under the Fair Value Option Subsection of ASC Subtopic 825-10, the Company has an irrevocable option to designate certain financial liabilities at fair value on an instrument-by-instrument basis, with changes in fair value reported in the statement of operations. The Company designated the Promissory Notes issued as part of the Transactions under the fair value option. See Note 3(a) and (b). Fair value gains and losses include interest expenses.

m.	Redeemable Non-controlling Interest

Non-controlling interests with embedded redemption features, whose settlement is not at the Company’s discretion, are considered redeemable non-controlling interests. Redeemable non-controlling interests are considered to be temporary equity and are therefore presented as a mezzanine section between liabilities and equity on the Company's consolidated balance sheets. Redeemable non-controlling interests are measured at the greater of the initial carrying amount adjusted for the non-controlling interest’s share of comprehensive income or loss or its redemption value. Subsequent adjustment of the amount presented in temporary equity is currently not required because the Company's management estimates that it was not probable that the instrument will become redeemable. Adjustments of redeemable non-controlling interest to its redemption value are recorded through additional paid-in capital.

As indicated in Note 1 above, following the Transaction, the redeemable non-controlling interests held by GIBF were converted into ordinary shares of the Company and are no longer outstanding.

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 2  - SIGNIFICANT ACCOUNTING POLICIES (continued):

n.	Share-based compensation

The Company’s employees and non-employees share-based payment awards are classified as equity awards. The Company accounts for these awards using the grant-date fair value method. The fair value of share-based payment transactions is recognized as an expense over the requisite service period using the straight-line method.

The Company elected to recognize compensation costs for awards conditioned only on continued service that have a graded vesting schedule using the straight-line method based on the multiple-option award approach. Forfeitures are recognized as they occur.

The Company accounts for its non-employees’ equity-classified share-based payment in a similar manner.

o.	Research and development expenses

Research and development costs are charged to the statements of operations as incurred. Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of payroll and subcontractors, as well as share-based payments. Advance payments for goods or services that will be used or rendered for future research and development activities are deferred. Such amounts are recognized as an expense as the related goods are used or the services are rendered.

Grants received from the Israeli Innovation Authority (“IIA”) for approved research and development projects are recognized at the time the Company is entitled to such grants, on the basis of the costs incurred and included as a deduction from research and development expenses, see Note 7. The Company did not receive any grants during 2023 and 2024.

p.	Leases

The Company recognizes operating lease payments in the consolidated statements of operations on a straight-line basis over the lease term. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make minimum lease payments arising from the lease.  ROU assets are initially measured at amounts representing the discounted present value of the lease payments over the lease, plus any initial direct costs incurred. The lease liability is initially measured at lease commencement date based on the discounted present value of minimum lease payments over the lease term. The discount rate for the lease is the rate in the lease unless that rate cannot readily determined. As the Company's leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate (“IBR”) based on the information available at commencement date in determining the present value of lease payments. The Company’s IBR is estimated to approximate the interest rate for collateralized borrowing with similar terms and payments and in economic environments where the leased asset is located.  During the reporting periods, the Company has only operating leases.

Payments under the Company’s lease arrangements are primarily fixed, however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease right-of-use assets and liabilities. The Company elected the practical expedient not to separate lease and non-lease components. The Company has made a policy election not to capitalize leases with a term of 12 months or less.

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 2  - SIGNIFICANT ACCOUNTING POLICIES (continued):

q.	Loss per share

The Company computes basic loss per share in accordance with ASC Topic 260, Earnings per Share, by dividing the net loss attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the year, and fully vested pre-funded options for the Company's ordinary shares at an exercise price of $0.0226 or 0.0226 NIS per share. The Company considers these shares to be exercised for little to no additional consideration.

Diluted loss per share is computed by considering the potential dilution that could occur upon the exercise of awards granted under share-based compensation plans and equity-classified instruments using the treasury stock method. Impact of liability-classified instruments on diluted loss per share is considered using the if-converted method. Diluted loss per share excludes all dilutive potential ordinary shares if their effect is anti-dilutive.

Prior to the Transactions, the Company calculated loss per share using the two-class method required for participating securities. This method entails allocating income available to ordinary shareholders for the period between ordinary shares and participating securities based on their respective rights to receive dividends as if all income for the period had been distributed. The Company considered its redeemable convertible preferred shares to be participating securities, as the holders of the redeemable convertible preferred shares were entitled to dividends that would be distributed to the holders of ordinary shares, on a pro-rata basis assuming conversion of all redeemable convertible preferred shares into ordinary shares. However, these participating securities did not contractually require the holders to participate in the Company's losses. Consequently, net loss for the applicable periods presented was not allocated to the Company's participating securities.

r.	Income taxes:

1)	Deferred taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is recognized to the extent that it is more likely than not that the deferred taxes will not be realized in the foreseeable future. Given the Company’s losses, the Company has provided a full valuation allowance with respect to its deferred tax assets.

2)	Uncertainty in income tax

The Company follows a two-step approach in recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates that it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If this threshold is met, the second step is to measure the tax position as the largest amount that has more than a 50% likelihood of being realized upon ultimate settlement.

s.	Concentration of credit risks

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, restricted cash and short-term deposits. The Company deposits cash and cash equivalents mostly with four low risk financial institutions. The Company has not experienced any material credit losses in these accounts and does not believe it is exposed to significant credit risk on these instruments.

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 2  - SIGNIFICANT ACCOUNTING POLICIES (continued):

t.	Impairment of long-lived assets

The Company tests long-lived assets for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. If the sum of expected future cash flows (undiscounted and without interest charges) of the assets is less than the carrying amount of such assets, an impairment loss would be recognized. The assets would be written down to their estimated fair values, calculated based on the present value of expected future cash flows (discounted cash flows), or some other fair value measure.

For the years ended December 31, 2024 and 2023, the Company did not recognize an impairment loss for its long-lived assets

u.	Comprehensive Loss

Comprehensive loss includes no items other than net loss.

v.	Loss Contingencies

Certain conditions may exist as of the date of the financial statements, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

Management applies the guidance in ASC 450-20-25 when assessing losses resulting from contingencies. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability is recorded as accrued expenses in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material are disclosed. As of December 31, 2024, and December 31, 2023, no contingent liabilities have been recognized.

w.	New accounting pronouncements:

The Company qualifies as an emerging growth company (“EGC”) as defined under the Jumpstart Our Business Startups Act (the “JOBS Act”). Using exemptions provided under the JOBS Act for EGCs, the Company has elected to defer compliance with new or revised ASUs until it is required to comply with such updates, which is generally consistent with the adoption dates of private companies.

Recently Adopted accounting pronouncements:

1)
In November 2023, the FASB issued ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU improves reportable segments disclosure requirements, primarily through enhanced disclosures about significant segment expenses.  The ASU also requires that a public entity that has a single reportable segment must provide all the disclosures required by the amendments and all existing segment disclosures in Topic 280. The Company adopted the ASU on January 1, 2024 - see Note 15.

Recently issued accounting standards not yet adopted:

1)
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

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 2  - SIGNIFICANT ACCOUNTING POLICIES (continued):

3)
In June 2022, the FASB issued ASU 2022-03 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring its fair value. The ASU also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The ASU also introduces new disclosure requirements for equity securities subject to contractual sale restrictions.

As an Emerging Growth Company, the ASU is effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the effect that ASU 2022-03 will have on its consolidated financial statements and related disclosures.

NOTE 3 – FINANCIAL INSTRUMENTS ISSUED AND ASSUMED IN TRANSACTIONS

a.	Underwriters Promissory Note

Prior to the Closing, Moringa reached agreement with EarlyBird Capital, Inc. (“EarlyBird”), which served as the underwriter for Moringa’s IPO, on the reduction, to $1,600, in the aggregate, of the fee payable to EarlyBird under the Marketing Agreement entered into by Moringa with EarlyBird at the time of Moringa’s initial public offering (“IPO”). At the Closing, Moringa paid $350 of cash to EarlyBird from its trust account and New Silexion issued to EarlyBird a convertible promissory note, due December 31, 2025, in an amount of $1,250 to be paid by New Silexion to EarlyBird in cash or, at the election of EarlyBird upon maturity, via conversion of outstanding amounts into ordinary shares of New Silexion (the “Underwriters Promissory Note”).

The Underwriters Promissory Note bears interest at a rate of 6% per annum and matures on December 31, 2025. If not repaid on or prior to that maturity date or such earlier date as to which the repayment obligation may be accelerated under the note, or not converted by EarlyBird upon maturity into ordinary shares of New Silexion in accordance with the terms thereof, the rate of interest applicable to the unpaid principal amount would be adjusted to 15% per annum. New Silexion is required to make mandatory prepayments on the note in amounts equal to 10% of the gross proceeds received by New Silexion from any equity financing consummated by it prior to the maturity date.

New Silexion is entitled to voluntarily prepay, in cash, any additional part of, or all of, the principal and accrued interest, in one or more installments without penalty, prior to the maturity date.

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 3 – FINANCIAL INSTRUMENTS ISSUED AND ASSUMED IN TRANSACTIONS (continued):

EarlyBird, in turn, may elect, at its sole discretion, on the maturity date, to convert all or part of the then outstanding principal and/or accrued interest under the Underwriters Promissory Note into New Silexion ordinary shares, at a per share conversion price equal to 95% of the volume weighted average price of a New Silexion ordinary share for the five trading days immediately prior to (but not including) the maturity date of the Underwriters Promissory Note .

As of December 31, 2024, the Company has repaid $250 of the principal amount of the Underwriters Promissory Note as required in connection with its equity financing activities under the ELOC Agreement; see Note 3(d). As of the date these financial statements were authorized for issuance, the Company repaid $808 of the Underwriters Promissory Note plus $15 for EarlyBird’s legal expenses, in respect of the Note Conversion Inducement Agreement, followed by a final payment of $136 for the retirement of the Underwriters Promissory Note. See Note 16(c).

b.	Sponsor/Related Party Promissory Note

Effective as of the Closing, New Silexion issued to the Sponsor in replacement in their entirety of all previously existing promissory notes issued by Moringa to the Sponsor from its IPO until the Closing, an amended and restated promissory note (the “Related Party Promissory Note”, and, together with the Underwriters Promissory Note, the “Promissory Notes”) in an amount of $3,433. This reflected the total amount owed by Moringa to the Sponsor through the Closing Date. The maturity date of the Related Party Promissory Note is the 30-month anniversary of the Closing Date (i.e., February 15, 2027). Amounts outstanding under the Related Party Promissory Note may be repaid (unless otherwise decided by New Silexion) only by way of conversion into New Silexion ordinary shares (“Note Shares”). New Silexion and the Sponsor may also convert amounts outstanding under the Related Party Promissory Note at the price per share at which New Silexion conducts an equity financing following the Closing, subject to a minimum conversion amount of $100, in an amount of Note Shares constituting up to thirty percent (30%) of the number of New Silexion ordinary shares issued and sold by New Silexion in such equity financing. The Sponsor may also elect to convert amounts of principal outstanding under the note into New Silexion ordinary shares at any time following the 24-month anniversary of the Closing Date, subject to a minimum conversion of $10, at a price per share equal to the volume weighted average price of the New Silexion ordinary shares on the principal market on which they are traded during the 20 consecutive trading days prior to the conversion date.

As of the date of these financial statements, neither the Company nor the Sponsor has converted into New Silexion ordinary shares, and the Company has not prepaid, any principal amounts under the Related Party Promissory Note.

c.	PIPE Financing

In connection with, and immediately prior to the Closing of the Transactions, Moringa raised $2,000 via a private investment in public entity financing (the “PIPE Financing”), whereby Moringa sold to Greenstar, LP, an affiliate of the Moringa Sponsor (the “PIPE Investor”), 22,223 newly issued Moringa ordinary shares at a price of $90.00 per share, pursuant to a subscription agreement, dated as of August 15, 2024, by and among Moringa, New Silexion and the PIPE Investor (the “PIPE Agreement”). Those 22,223 shares are automatically converted upon the Closing of the Transactions into an equivalent number of New Silexion ordinary shares (the “PIPE Shares”).

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

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 3 – FINANCIAL INSTRUMENTS ISSUED AND ASSUMED IN TRANSACTIONS (continued):

Purchase price is determined with reference to either the lowest daily volume-weighted average price of the Company’s ordinary shares during a period of three consecutive business days beginning on the notice date, multiplied by 0.97, or by the lowest traded price of the Company’s ordinary shares on the notice date.

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

In consideration for the commitments of the ELOC Investor, New Silexion agreed to issue to the ELOC Investor an aggregate of $337.5 of New Silexion ordinary shares (the “ELOC Commitment Shares”). On September 18, 2024 the Company issued 40,602 ordinary shares to the ELOC Investor as the ELOC Commitment Shares. Issuance expenses amounted to $52.

During the year ended December 31, 2024, the Company sold 723,111 ordinary shares under the ELOC at an average price of $4.22 per share, net of fees of approximately $20. The net proceeds from those sales were $3,054. For further information see Note 12.

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

Upon Closing, New Silexion assumed 638,889 warrants sold by Moringa in its IPO (“Public Warrants”) and 21,112 warrants sold by Moringa to the Sponsor and EarlyBird concurrently with its IPO (the “Private Warrants”, and together with the Public Warrants, the “Warrants”). Each such Warrant entitles the holder thereof to purchase one ordinary share of New Silexion at a price of $103.5 per share, subject to adjustment. No fractional shares will be issued upon exercise of the Warrants. Each Warrant became exercisable 30 days after the Closing and will expire five years after the Closing Date or earlier upon liquidation of the Company.

Once the Public Warrants became exercisable, the Company is permitted to redeem them in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last reported sale price of the Company’s ordinary shares equals or exceeds $162.00 per share (as adjusted) for any 20 trading days within any 30-trading day period, beginning on the 30th day after the Closing and ending on the third trading day prior to the date on which the Company sends a notice of redemption to the Public Warrant holders. Following the Closing through December 31, 2024, the Company’s ordinary shares have not yet traded at the requisite price so as to enable the Company to redeem any Public Warrants.

The Private Warrants are identical to the Public Warrants except that, for so long as they are held by the Sponsor, EarlyBird or their respective affiliates, the Private Warrants: (1) are not redeemable by the Company;

(2) could not (subject to certain limited exceptions), be transferred, assigned or sold by the holders thereof until 30 days after the Closing; (3) may be exercised by the holders thereof on a cashless basis; and (4) are entitled to registration rights.

The Company recognized a net liability in respect of the Private Warrants, measured at fair value through profit or loss, from the Transactions (see also Note 2k). As such, transaction costs related to the Transactions were expensed as incurred. Public Warrants meet the criteria for equity classification and are recognized as equity.

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 4  - PROPERTY AND EQUIPMENT, NET:

The composition of property and equipment, grouped by major classifications, is as follows:

	December 31
	2024	2023
Cost:
Computers	$87	$75
Office furniture	12	2
Leasehold improvements	-	56
	$99	$133
Accumulated depreciation:
Computers	67	55
Office furniture	2	2
Leasehold improvements	-	27
	$69	$84
Property and equipment, net	$30	$49

Depreciation expenses were $25 and $45 in the years ended December 31, 2024 and 2023, respectively.

NOTE 5  - LEASES:

a.
On August 15, 2024, Silexion vacated its office spaces and facilities in Israel. On September 8, 2024, an early termination agreement for the operating lease was signed with the landlord, which included a termination penalty. As a result, Silexion derecognized the right-of-use asset and the lease liability in its financial statements, recording a loss of $68 from the lease termination and an additional loss of $16 from the disposal of leasehold improvements.

b.
On September 26, 2024 Silexion signed a new lease agreement for an office in Israel starting November 1, 2024 and ending on October 31, 2026 (initial term of two years and extension options reasonably certain to be exercised ending October 31, 2028). Silexion will pay quarterly fixed payments to the lessor (including payments for common area maintenance). Lease payments are indexed to the Israeli consumer price index (“CPI”).

Silexion provided the lessor with a bank guarantee as a rental security. The bank, in turn, placed a pledge over restricted cash of $48.

Operating lease costs for the years ended December 31, 2023 and 2024 are as follows:

	Year Ended December 31,
	2024	2023
Fixed payments and variable payments that depend on an index or rate:
Office and operational lease expenses	$144	$131
Variable lease cost (included in the operating lease costs)	$8	$9
Loss from lease termination	$68	-
Total operating lease costs	$220	$140

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 5  - LEASES (continued):

Operating cash flows, for amounts included in the measurement of lease liabilities, are as follows:

	Year Ended December 31,
	2024	2023
Office and operational spaces lease expenses	$130	$101
Termination penalty	$34	-
Total	$164	$101

Supplemental information related to operating leases is as follows:

	Year Ended December 31,
	2024	2023
Operating lease right-of-use assets	$530	$198
Operating lease liabilities	$526	$171
Weighted average remaining lease term (years)	3.84	1.58
Weighted average discount rate	11.28%	12.69%

As of December 31, 2024, Silexion has not entered into lease agreements that include options to extend them that are not included in the measurement of the lease liability.

The following table outlines maturities of Silexion operating lease liabilities as of December 31, 2024:

Operating lease liabilities
2025	$165
2026	167
2027	172
2028	132
Total undiscounted lease payments	$636
Less - imputed interest	$110
Present value of lease liabilities	$526

NOTE 6  - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Statement of operations:

a.	Research and development expenses:

	Year ended December 31,
	2024	2023

Payroll and related expenses	$1,231	$895
Share-based compensation expenses	2,424	78
Subcontractors and consultants	1,890	2,467
Materials	3	13
Rent and maintenance	205	160
Travel expenses	13	37
Other	49	58
	$5,815	$3,708

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 6  - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION (continued):

b.	General and administrative expenses:

Payroll and related expenses	$1,154	$304
Share-based compensation expenses	3,438	52
Professional services	1,632	386
Depreciation	25	45
Rent and maintenance	89	86
Patent registration	43	22
Travel expenses	106	31
Other	269	47
	$6,756	$973

c.	Financial expense, net:

Change in fair value of financial liabilities measured at fair value (including ELOC)	$(1,150)	$86
Issuance costs	52	3
Loss upon entering Transactions	4,783	-
Interest income, net	(1)	(153)
Foreign currency exchange loss, net	247	453
Other	7	6
Total financial expense, net	$3,938	$395

NOTE 7  - COMMITMENTS AND CONTINGENT LIABILITIES:

From 2009 to 2020, Silexion received several approvals from the IIA for participation in research and development activities performed by Silexion (“Support Grants”) in a total amount of $5.8 million.

The Company is obligated to pay royalties to the IIA amounting to 3%-5% of the sales of the core products and other related revenues generated from such projects, up to 100% of the Support Grants received, linked to the U.S. dollar and bearing interest at the rate of LIBOR. The obligation to pay these royalties is contingent upon actual sales of the products and, in the absence of such sales, no payment is required. In October 2023, it was published that the interest rate on the Support Grants will be replaced with the 12-month term Secured Overnight Financing Rate (SOFR) published on the first trading day of each calendar year.

As of January 1, 2024, due to the cancellation of the LIBOR interest rate, the amount of the obligation is bearing 12-month term SOFR interest rate.

As of December 31, 2024, the total royalty amount that may be payable by the Company is approximately $5.8 million ($6.5 million including interest).

NOTE 8  - WARRANTS TO PURCHASE PREFERRED SHARES:

a)
Regarding the Series A-4 Preferred Shares of Silexion, Silexion issued warrants to acquire 2,413 Series A-4 Preferred Shares to various investors, with an exercise price of $222.92 per share and an expiration date of May 30, 2025. Issuance expenses amounted to $3. On August 6, 2024, all of these warrants were exercised in a ‘cashless’ manner for 925 Preferred A4 shares of Silexion.

Silexion classified the warrants for the purchase of its convertible redeemable preferred shares as a liability in its (now, the Company’s) consolidated balance sheets, as these warrants were freestanding financial instruments for which the underlying shares were contingently redeemable and, therefore, may have obligated Silexion to transfer assets at some point in the future. The warrant liability was initially recorded at fair value upon the date of issuance and was subsequently remeasured at fair value at each reporting date. Silexion (and the Company, as its successor from an accounting perspective) recorded revaluation expenses amounting to $134 and $86 for the years ended 2024 and 2023, respectively, and accounted for such revaluation expenses as part of its financial (expense), net, in the statements of operations.

For further information in respect of a warrants issuance to a service provider, see Note 11(1).

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 9 - REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY:

          Issuance of shares:

1)
On May 30, 2023, Silexion entered into an agreement to receive an investment in a total amount of $538. In exchange for this investment, Silexion issued 2,413 Series A-4 Preferred Shares with a par value of NIS 0.09. Issuance expenses amounted to $16.

Additionally, Silexion issued 2,413 warrants to purchase Series A-4 Preferred Shares, each with a par value of NIS 0.09, exercisable at a price of $222.92 per share.

In addition, on May 30, 2023, the Chinese Subsidiary made an investment totaling $3 million in Silexion. This investment resulted in the acquisition by the Chinese Subsidiary of 13,458 Series A-4 Preferred Shares and 13,458 warrants convertible into Series A-4 Preferred Shares of Silexion. Each warrant was exercisable for one Series A-4 Preferred Share at an exercise price of $222.92 per share. As the acquisition was eliminated in consolidation, it had no impact on the consolidated financial statement.

2)	See Note 1(d) for shares issued as part of Transactions.

3)	See Note 3(d) for ELOC Financing.

Shareholders rights:

The ordinary shares of Silexion conferred upon their holders the right to participate and vote in general shareholders meetings of Silexion and to share in the distribution of dividends, if any declared by Silexion.

NOTE 10  - INCOME TAXES:

a.	Cayman Islands

Under the current laws of the Cayman Islands, the Company is not subject to tax on income or capital gain. Additionally, the Cayman Islands does not impose a withholding tax on payments of dividends to shareholders.

b.	Corporate taxation of Israeli subsidiary

Silexion is taxed according to the regular corporate income tax rate in Israel.  The corporate tax rate was 23% in 2024 and 2023.

c.	Income taxes of Chinese Subsidiary

The Chinese Subsidiary is taxed under the tax laws of China and the corporate tax rate is  25%.

d.	Tax loss carryforwards

As of December 31, 2024, the expected tax loss carryforwards of Silexion were approximately $25,216, which may be carried forward and offset against taxable income in the future for an indefinite period. The Company has recognized valuation allowance for the full amount in respect of these tax loss carryforwards since their utilization is not expected in the foreseeable future.

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 10  - INCOME TAXES (continued):

The tax loss carryforwards generated in the Cayman Islands have no value, as the Cayman Islands do not impose an income tax on corporations.

Local and foreign components of loss from continuing operations, before income taxes consisted of the results of Silexion as the local entity, and the results of New Silexion, Moringa, and the Chinese Subsidiary as foreign entities.

	Year ended December 31
	2024	2023
Domestic - Israel	12,156	4,769
Foreign
Cayman Islands	$4,161	$-
Chinese Subsidiary	192	307
Total	$16,509	$5,076

e.	Uncertainty in income tax

As of December 31, 2024 and 2023, the Company’s uncertain tax positions were immaterial.

f.	Tax rate reconciliation

The Group consists of a Cayman Islands parent holding company with various international subsidiaries (see Note 1(c)). The applicable statutory rate in the Cayman Islands is 0% for the Company for the year ended December 31, 2024. For purposes of the reconciliation between the provision for income taxes at the statutory rate and the effective tax rate, an Israeli statutory tax rate of 23% for the years ended December 31, 2024, and December 31, 2023 was applied, which is the rate that is applicable to the substantially all of the Group’s operations.

Income tax expense attributable to income from continuing operations was $10 and $32 for the years ended December 31, 2024 and 2023, respectively, and differed from the amounts computed by applying an Israeli statutory income tax rate of 23% to pretax income from continuing operations, mainly as a result of changes in valuation allowance of $1,392 and $922 respectively, as well as nondeductible expenses.

The reconciliation of the theoretical tax benefit (expense) under the Israeli statutory tax rate to the Company's effective benefit (expense) taxes is as follows for the years ended December 31, 2024 and 2023, respectively:

	Year ended December 31
	2024	2023
Loss before income taxes	$(16,509)	$(5,076)
Statutory tax rate	23%	23%
Computed “expected” tax income	(3,797)	(1,167)
Exchange rate differences	(21)	120
Non-deductible share-based compensation	1,373	30
Non-deductible financial instruments valuation	32	21
Effect of other non-deductible differences	78	112
Change in valuation allowance	1,392	922
Subsidiaries tax rate differences	953	(6)
Reported taxes on income	$10	$32

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 10  - INCOME TAXES (continued):

g.	Deferred tax

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31
	2024	2023
Deferred tax assets
Operating loss carryforwards	$5,800	$4,405
Research and development	902	780
Accrued expenses	104	304
Bonus accrual	52	-
Lease liability	121	39
Other	42	25
Total deferred tax assets	$7,021	$5,553

Deferred tax liabilities
Right of use asset	(122)	(46)
Total deferred tax liabilities	$(122)	$(46)

Valuation allowance	$(6,899)	$(5,507)
Deferred tax assets, net of valuation allowance	$-	$-

h.	Roll forward of valuation allowance:

The following table presents a reconciliation of the beginning and ending valuation allowance:

Balance as of December 31, 2022	$(4,585)
Additions	(922)
Balance as of December 31, 2023	$(5,507)
Additions	(1,392)
Balance as of December 31, 2024	$(6,899)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on these factors, the Company recorded a full valuation allowance as of December 31, 2024 and 2023.

i.	Income tax assessments

Silexion has tax assessments that are considered to be final through tax year 2019.

The Chinese Subsidiary does not have final tax assessments.

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 11  - SHARE-BASED COMPENSATION:

1)	Warrants to service provider

In conjunction with its Series A-4 Preferred Share financing, Silexion issued warrants to acquire 12 Series A-4 Preferred Shares to a service provider who assisted in raising the funds, which were recorded as part of issue expenses. These warrants carried an exercise price as those issued to the investors in such round. The warrants were recognized as issuance costs and the portion attributed to the issuance of Series A-4 Preferred Shares was classified as part of the shareholders’ equity. The portion attributed to the issuance of the warrants was recognized as financial expenses. These warrants were automatically exercised on a cashless basis upon the Closing of the Transactions.

2)	Employee Stock Option Plan

As of December 31, 2024, the Board of Directors had approved a pool of 63,953 ordinary shares for grant to Company employees, consultants, directors and other service providers under the Company’s 2024 Equity Incentive Plan (the “2024 Plan”).

Under Silexion’s 2013 Share Option Plan and 2023 Equity Incentive Plan (collectively, the “Silexion Plans,” and, together with the 2024 Plan, the “Plans”), options to purchase ordinary shares of Silexion could have been granted to certain entities and individuals. Each option granted under the Silexion Plans is now exercisable for ordinary shares of the Company, until 10 years from the date of grant, or earlier upon cessation of employment or engagement of the grantee and certain other occurrences.

Following adoption of the 2024 Plan in connection with the Closing of the Transactions, future grants to Company employees and directors will only be made under the 2024 Plan, although outstanding grants under the Silexion Plans will continue to be governed by the terms of those plans. Grants to employees are made in accordance with the Plans and are carried out within the provisions of Section 102 of the Israel Income Tax Ordinance, under the capital gains track described in subsection (b)(2) of Section 102. In accordance with such track selected by the Company and the provisions associated with it, the Company is not entitled to claim a tax deduction for the employee benefits.

Awards outstanding under the Silexion Plans prior to the Acquisition Merger accelerated immediately upon Closing, such that the New Silexion options into which Silexion options were converted were fully vested.

The Group's expenses related to equity grants amounted to a total of $5,862 and $130 in 2024 and 2023, respectively. As of December 31, 2024, 63,953 New Silexion ordinary shares remain available for grant under the 2024 Plan.

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 11  - SHARE-BASED COMPENSATION (continued):

Summary of outstanding and exercisable options:

Below is a summary of the Company's (or for periods prior to the Closing of the Transactions, Silexion’s) stock-based compensation activity and related information with respect to options granted to employees and non-employees for the year ended December 31, 2024 and 2023:

	Number of options	Weighted-average exercise price (in U.S. dollars)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at December 31, 2023	53,914	38.93	4.88	316
Granted	-	-	-	-
Exercised	(13,780)	0.03	0.01	490
Forfeited	(326)	60.52	6.02	-
Expired	(15,705)	40.53	-	-
Outstanding at December 31, 2024	24,103	59.84	7.19	*

Exercisable at December 31, 2024	24,103	59.84	7.19	*

Vested and expected to vest at December 31, 2024	24,103	59.84	7.19	*

* Represents an amount less than $1

In 2023 no option were exercised by employees and nonemployees.

RSUs granted to employees and non-employees:

On July 4, 2024, Silexion’s board of directors approved granting 78,650 fully vested RSUs to Silexion’s employees and directors, for which Silexion recognized an expense amounting to $5,578 in total.

The fair value for the RSUs granted in 2024 is based on the following assumptions:

Expected volatility	74.82%
Assumptions regarding the price of the underlying shares:
Probability of an IPO scenario (including de-SPAC transaction)	67%
Expected time to IPO (including de-SPAC transaction) (years)	0.137
Probability of other liquidation events	33%
Expected time to liquidation (years)	2.25
Expected return on Equity	22%

The fair value of equity compensation granted during 2024 was $5,578.

Options granted to employees and non-employees:

In the year ended December 31, 2024 and 2023, no options were granted, neither to employees nor to non-employees.

For the year ended December 31, 2024, there are no nonvested options outstanding.

As of December 31, 2024, there was no remaining unrecognized compensation cost related to unvested stock options granted under the Silexion Plans, as all outstanding options were fully accelerated during 2024.

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 11  - SHARE-BASED COMPENSATION (continued):

The share-based compensation expense by line item in the accompanying consolidated statements of operations is summarized as follows:

	Year ended December 31
	2024	2023
Research and development	$2,424	$78
General and administrative	3,438	52
	$5,862	$130

NOTE 12  - FAIR VALUE MEASUREMENTS:

Financial instruments measured at fair value on a recurring basis

The Company’s assets and liabilities that are measured at fair value as of December 31, 2024, and December 31, 2023, are classified in the tables below in one of the three categories described in “Note 2 – Fair value measurement” above:

	December 31, 2024
	Level 3	Total
Financial Liabilities
Private Warrants to ordinary shares	$2	$2
Promissory Notes	$3,965	$3,965

	December 31, 2023
	Level 3	Total
Financial Liabilities
Warrants to preferred shares	$200	$200

The following is a roll forward of the fair value of liabilities classified under Level 3:

	2024
	Promissory Notes	Warrants to preferred shares		Private Warrants to ordinary shares
Fair value at the beginning of the year	$-		$200	$-
Issuance	4,622			1,130
Change in fair value	(407)		134	(1,128)
Repayments	(250)		-	-
Conversion to equity	-		(334)	-
Fair value at the end of the year	$3,965	$	-,-	$2

2023
Warrants to preferred shares
Fair value at the beginning of the year	$3
Issuance	111
Change in fair value	86
Fair value at the end of the year	$200

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 12  - FAIR VALUE MEASUREMENTS (continued):

ELOC Agreement

As the ELOC is in substance a purchased call option over the Company’s own shares at a price described in Note 3(d), the fair value of this agreement was generally approximately zero until the Company sold shares under the ELOC Agreement. Once the Company sold shares under the agreement, the difference between cash raised (net of transaction costs) and the closing price of the Company’s ordinary shares as of the date of their issuance was recognized as financing income or expenses. As of December 31, 2024 the ELOC’s fair value is zero.

Fair value gain and losses arising from the ELOC Agreement are measured with reference to the spot price of the Company’s shares sold, less consideration receivable from the ELOC Investor.

Warrant to purchase preferred shares

The fair value of Silexion’s warrant to purchase preferred shares as of December 31, 2023 was estimated using a hybrid model in order to reflect two scenarios: (1) an IPO event (including de-SPAC transaction) involving Silexion and (2) other liquidation events involving Silexion.

The IPO scenario (including de-SPAC transaction) involving Silexion was based on management’s estimation regarding the expected value of the Company’s entire equity at the IPO event (including de-SPAC transaction). Valuation under this scenario was assessed using the probability-weighted expected return method (PWERM).

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

All warrants to purchase Silexion preferred shares were automatically exercised on a cashless basis immediately prior to the Closing; see Note 1(d).

Promissory Notes

In measuring the fair value of the Company’s Promissory Notes in 2024, a discount rate of 11.63%-13.85% was used, based on a B- rated US dollar zero-coupon discount curve, plus a credit spread of 6.67%. The expected timing of conversion or repayment of the notes was determined using the Company’s forecasts.

Warrants over ordinary shares

A Black-Scholes-Merton model with Level 3 inputs was used to calculate the Company’s warrants’ fair value. Inherent in a Black-Scholes-Merton model are assumptions related to expected life (term), expected stock price, volatility, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of selected peer companies’ Class A ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero.

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 12  - FAIR VALUE MEASUREMENTS (continued):

The following table provides quantitative information regarding Level 3 fair value measurement inputs of the warrants:

	December 31,	August 15,
	2024	2024
Volatility	77.69%	80.23%
Dividend yield	0%	0%

Financial instruments not measured at fair value

The carrying amounts of cash and cash equivalents, restricted cash, receivables, trade payables and other liabilities approximate their fair value due to the short-term maturity of such instruments.

NOTE 13  - NET LOSS PER SHARE:

The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders for the periods presented (USD in thousands, except per share data):

	Year ended December 31
	2024	2023
Numerator:
Net loss for the year	$16,519	$5,108
Net loss attributable to ordinary shareholders:
Basic and diluted	$16,443	$4,942
Denominator:
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	623,846	111,726

Net loss per share attributable to ordinary shareholders, basic and diluted	$26.36	$44.23

Basic loss per share is computed on the basis of the net loss for the period divided by the weighted average number of ordinary shares outstanding during the period, and fully vested pre-funded options for the Company’s (or Silexion’s, as applicable) ordinary shares at an exercise price of $0.0226 or 0.0226 NIS per share, as the Company (or Silexion, as applicable) considers these shares to be exercised for little to no additional consideration.

As of December 31, 2024 and 2023, the basic loss per share calculation included a weighted average number of 2,081 and 14,652, respectively, fully vested pre-funded options.

The following instruments were not included in the computation of diluted earnings per share because of their anti-dilutive effect:

-	Redeemable convertible preferred shares (see Note 9);
-	Warrants to purchase redeemable convertible preferred shares (see Note 8);
-	Share-based compensation issuable for substantial consideration (see Note 11);
-	Warrants to purchase ordinary shares (which were originally SPAC warrants (see Note 3));
-	Underwriters Promissory Note and Related Party Promissory Note (see Note 3);
-	ELOC financing (see Note 3);

As such, diluted net loss per share is the same as basic net loss per share.

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 14  - TRANSACTIONS AND BALANCES WITH RELATED PARTIES:

Transactions with related parties— shareholders, executive officers and directors of the Company (including Silexion)—are quantified below:

a.	Transactions:

	Year ended December 31
	2024	2023
Share-based compensation included in research and development expenses	$1,796	$69
Share-based compensation included in general and administrative expenses	$2,972	$48
Financial expenses	$(1,249)	$83

b.	Balances:

	December 31
	2024	2023
Non-Current liabilities
Warrants to preferred shares	-	$186
Private warrants to purchase ordinary shares	$1	-
Sponsor Promissory Note	$2,961	-
	$2,962	$186

NOTE 15  - SEGMENT INFORMATION

The Company operates as a single operating segment in the research and development of innovative treatments for pancreatic cancer based on siRNAs. The Company’s CODM is its Chief Executive Officer (CEO). The CODM reviews the Company’s performance on a consolidated basis. As such, the segment’s loss is the Company’s consolidated net loss and the segment’s assets are the Company’s consolidated assets.

The CODM uses the information primarily to evaluate the Company’s performance and allocate resources. This includes reviewing key financial metrics such as budget versus actual expenditures, tracking progress on research and development milestones, and assessing overall cash flow and liquidity to ensure the continuity of operations. This approach allows the CODM to monitor the Company's performance and make strategic adjustments as needed to support its operational and financial goals.

a.	Segment disclosures

The CODM reviews the Company’s results on a consolidated basis. As such, information on segment loss and significant expenses is similar to the Company’s consolidated statements of operations. The CODM is also regularly provided with information on significant ordinary-course expenses, including the following expenses. the management does not segregate its business for internal reporting.

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 15  - SEGMENT INFORMATION (continued):

	Year ended December 31
	2024	2023
Clinical trials and other services from R&D-related service providers	$1,893	$2,480
Payroll and related expenses, other than share-based compensation	2,385	1,199
Share-based compensation expenses	5,862	130
Depreciation expenses	25	45
Other segment expenses (*)	2,406	827
Operating loss	12,571	4,681
Interest income	(28)	(153)
Interest expense	27	-
Other financing expense, net	3,939	548
Income taxes	10	32
Net loss	$16,519	$5,108

Segment assets	$2,863	$5,256
Expenditures for segment assets	(22)	(12)

(*) Other segment expenses include mainly general and administrative-related expenses, such as payments to advisors and consultants, office lease expenses and maintenance, HR and legal expenses.

b.	Entity-Wide disclosures

All of the Company’s long-lived assets are located in Israel.

NOTE 16  - SUBSEQUENT EVENTS

a.	Public Offering of Ordinary Shares, Pre-Funded Warrants, and Ordinary Warrants.

On January 15, 2025 and January 17, 2025, the Company offered and sold (“Offering”) 2,145,998 ordinary shares, 1,557,705 pre-funded warrants to purchase up to 1,557,705 ordinary shares and 3,703,703 ordinary warrants to purchase up to 3,703,703 ordinary shares, at a purchase price of $1.35 per share or $1.3499 per pre-funded warrant and accompanying ordinary warrant. The aggregate gross proceeds from the Offering were approximately $5,000, net of transaction costs of approximately $740.

The pre-funded warrants are immediately exercisable at an exercise price of $0.0001 per ordinary share and will not expire until exercised in full. The ordinary warrants have an exercise price of $1.35 per ordinary share, are immediately exercisable, and could be exercised for five years from issuance.

The Company also issued its placement agent warrants to purchase up to 259,259 ordinary shares. Those placement agent warrants have an exercise price of $1.6875 per ordinary share, are exercisable for five years from the date of the commencement of sales in the Offering, and otherwise reflect substantially the same terms as the ordinary warrants sold in the Offering.

As of the date of these financial statements, a total of 640,257 investor warrants were exercised into 640,257 new Silexion ordinary shares, and 1,557,705 pre-funded warrants were exercised into 1,557,705 new Silexion ordinary shares, for total proceeds of $864.

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 16  - SUBSEQUENT EVENTS (continued):

b.	Induced Warrant Exercise Transaction

On January 29, 2025, the Company entered into an inducement offer letter agreement with holders of (“Inducement Offer”) 2,221,523 of the Company’s existing ordinary warrants that had been issued in the Offering. Under the Inducement Offer, on January 30, 2025, those holders exercised those warrants for cash and purchased 2,221,523 ordinary shares at a cash exercise price of $1.35 per share. In consideration, the Company’s issued them new ordinary warrants to purchase up to an aggregate of 2,221,523 ordinary shares at an exercise price of $1.50 per share (“New Ordinary Warrants”). The exercising holders also paid the Company an additional $0.125 per New Ordinary Warrants issued to them. The Company received aggregate gross proceeds of approximately $3,276 from the exercise of the existing warrants by the holders, net of placement agent fees and other offering expenses of approximately $463.

In connection with the issuance of the New Ordinary Warrants, the Company also issued to the placement agent warrants to purchase up to 155,507 ordinary shares, which have the same terms as the New Ordinary Warrants issued in the transactions, except that the placement agent warrants have an exercise price equal to $1.8438 per share. Upon exercise for cash of any New Ordinary Warrants by the holders thereof, in certain circumstances, the placement agent will receive from the Company (i) a cash fee of 8.0% of the aggregate gross exercise price, and (ii) additional placement agent warrants exercisable for 7.0% of the ordinary shares issued upon exercise of those New Ordinary Warrants.

Both the New Ordinary Warrants and the placement agent warrants are immediately exercisable from the date of issuance until the 24-month anniversary of the effective date of the resale registration statement.

c.	Partial Conversion and Retirement of Underwriters Promissory Note

On March 13, 2025, the Company entered into a letter agreement (the “Note Conversion Inducement Agreement”) with EarlyBird pursuant to which the Company and EarlyBird agreed to the partial conversion and retirement of all remaining amounts due under the Underwriters Promissory Note. Under the agreement, EarlyBird agreed that the $880 principal and interest amount then outstanding under the note as of the date of the Note Conversion Inducement Agreement (the “Outstanding Amount”) would be retired in consideration of: (i) a cash payment by the Company in an amount of $400 (plus $15 for EarlyBird’s legal expenses) (the “Cash Amount”), (ii) conversion of a certain amount of the principal and interest due under the Underwriters Promissory Note via the issuance by the Company to EarlyBird of 277,777 ordinary shares (the “EBC Shares”), which conversion amount will be equal to the net proceeds received by EarlyBird from the sale of the EBC Shares (the “Conversion Amount”), and (iii) the payment in cash by the Company to EarlyBird of any remaining amount due under the Underwriters Promissory Note after deducting the Cash Amount and the Conversion Amount from the Outstanding Amount (the “Remaining Amount”).

On March 13, 2025, in accordance with the terms of the Note Conversion Inducement Agreement, the Company made the required payment of the Cash Amount to EarlyBird, and on March 14, 2025 the Company issued the EBC Shares to EarlyBird. On March 17, 2025, EarlyBird sold the EBC Shares for a Conversion Amount of $344, and on March 18, 2025, the Company paid the Remaining Amount of $136 that was due to EarlyBird under the Underwriters Promissory Note, resulting in the retirement of the Underwriters Promissory Note on March 18, 2025.