Form 10-Q
period 2025-03-31
Silexion Therapeutics Corp
filed 2025-05-13
CIK 2022416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-42253

SILEXION THERAPEUTICS CORP
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Abba Hillel Road Ramat-Gan, Israel 5250606
(Address of Principal Executive Offices, including zip code)

+972-3-7564999
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

Yes ☐    No ☒

As of May 8, 2025, 8,692,392 ordinary shares, par value $0.0009 per share, of the registrant were issued and outstanding.

SILEXION THERAPEUTICS CORP
QUARTERLY REPORT ON FORM 10-Q

i

CERTAIN TERMS

Unless otherwise stated in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”), references to:

●
“we”, “us”, “our”, “the company”, “the Company”, “our company”, “the combined company”, “New Silexion”, or the “registrant” are to Silexion Therapeutics Corp (formerly known as Biomotion Sciences), a Cayman Islands exempted company, which is filing this Quarterly Report;

●
“A&R Sponsor Promissory Note” are to the convertible promissory note in a principal amount of $3,433,000 that our company issued to the Moringa sponsor at the Closing, in amendment and restatement of all promissory notes previously issued by Moringa to the sponsor for funds borrowed by Moringa from the sponsor between the initial public offering and the Closing of the Business Combination;

●
“Business Combination” are to the business combination transactions completed pursuant to the Business Combination Agreement, whereby, among other things: (i) Merger Sub 2 merged with and into Moringa, with Moringa continuing as the surviving company and a wholly-owned subsidiary of New Silexion; (ii) Merger Sub 1 merged with and into Silexion, with Silexion continuing as the surviving company and a wholly-owned subsidiary of New Silexion; (iii) the security holders of each of Moringa and Silexion exchanged their securities for securities of New Silexion at alternate, set exchange rates; (iv) the ordinary shares, warrants and units of Moringa were delisted from the Nasdaq Capital Market and deregistered under the Exchange Act; and (v) the ordinary shares and warrants of New Silexion issued in the Business Combination commenced trading on the Nasdaq Global Market;

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
●
“ELOC Agreement” or “White Lion Purchase Agreement” are to the Ordinary Share Purchase Agreement, dated August 13, 2024 and effective as of August 15, 2024, as amended as of January 14, 2025, by and between our company and White Lion Capital, LLC, which agreement established an equity line of credit for our company;

●	“Exchange Act” are to the U.S. Securities Exchange Act of 1934, as amended;

●	“initial public offering” or “IPO” are to Moringa’s initial public offering of its Class A ordinary shares and warrants, which was consummated in two closings, on February 19, 2021 and March 3, 2021;

●	“Marketing Agreement” are to the Business Combination Marketing Agreement, dated February 16, 2021, entered into by Moringa with EarlyBirdCapital in connection with the IPO;

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

●
“private warrants” are to the 21,111 warrants, in the aggregate, issued to the Moringa sponsor and EarlyBirdCapital pursuant to the Business Combination in exchange, on a one-for-one basis, for Moringa warrants sold to them in private placements simultaneously with the closings of the initial public offering;

●
“public warrants” are to our 638,888 warrants that we issued pursuant to the Business Combination to holders of, and in a one-for-one exchange for, Moringa’s public warrants that were initially issued and sold in Moringa’s initial public offering;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the U.S. Securities Act of 1933, as amended;

●	“Silexion” are to Silexion Therapeutics Ltd., an Israeli company, which following the Business Combination is a wholly-owned subsidiary of New Silexion;

●
“trust account” are to the U.S.-based trust account that was maintained by Continental Stock Transfer & Trust Company acting as trustee, into which the proceeds from Moringa’s initial public offering and concurrent private placement were deposited, which proceeds were reduced due to redemptions of publicly-held Moringa Class A ordinary shares prior to the Business Combination and the remaining funds of which (after payment of fees owed to EarlyBirdCapital and other service providers of Moringa for services provided prior to the Closing) were transferred to the Company upon the Closing of the Business Combination;

●
“warrants” are to our warrants to purchase ordinary shares, consisting of (i) public warrants and private warrants issued pursuant to the Business Combination in exchange for Moringa warrants, as well as (ii) warrants that we have issued and sold in public offering(s) and/or private placements subsequent to the Closing of the Business Combination;

●	“2024 Annual Report” refer to our annual report on Form 10-K for the year ended December 31, 2024, which we filed with the SEC on March 18, 2025; and
●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Quarterly Report, including statements in “Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report may include, for example, statements about:

•	our ability to maintain the listing of our ordinary shares and our warrants on Nasdaq;

•	our current and planned pre-clinical and clinical studies and trials involving our product candidates;

•	our projected timeline for regulatory approvals of our product candidates;

•	our market opportunity;

•	our strategy, future operations, financial position, projected costs, prospects and plans;

•	expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

•	our ability to retain or recruit officers, key employees and directors;

•	the impact of the regulatory environment and complexities with compliance related to such environment;

•	expectations regarding future partnerships or other relationships with third parties; and

•	our future capital requirements and sources and uses of cash, including our ability to obtain additional capital in the future.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including:

•	we are a development-stage company and have a limited operating history on which to assess our business;

•	we have never generated any revenue from product sales and may never be profitable;

•	we will need to raise substantial additional funding, which may not be available on acceptable terms, or at all, and which will cause dilution to our shareholders;

•	the approach we are taking to discover and develop novel RNAi therapeutics is unproven for oncology and may never lead to marketable products;

•
we do not have experience producing our product candidates at commercial levels, currently have no marketing and sales organization, have an uncertain market receptiveness to our product candidates, and are uncertain as to whether there will be insurance coverage and reimbursement for our potential products;

•	we may be unable to attract, develop and/or retain our key personnel or additional employees required for our development and future success;

•
we may issue additional ordinary shares or other equity securities without your approval, including: (a) up to $15,337,500 of ordinary shares issuable under the ELOC Agreement (which includes shares already issued under that agreement); (b) ordinary shares underlying 4,138,211 outstanding warrants (as of March 31, 2025); and (c) ordinary shares underlying the A&R Sponsor Promissory Note, the issuance of which would dilute your ownership interest and may depress the market price of our ordinary shares; and

•	those additional factors described in “Part I, Item 1A. Risk Factors” of the 2024 Annual Report.

For further information regarding those important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Part I, Item 1.A Risk Factors” of the 2024 Annual Report. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.report. Except as expressly required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

v

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Explanatory Note

From its formation on April 2, 2024 until the Closing of the Business Combination on August 15, 2024, New Silexion had no operations and had been formed for the sole purpose of entering into the Business Combination and serving as the publicly-traded registrant resulting from the Business Combination. Consequently, for the fiscal quarter ended March 31, 2024, which is used for comparative purposes to the fiscal quarter ended March 31, 2025 in this Quarterly Report, the financial condition and results of operations presented herein, including in the unaudited condensed consolidated statements that are part of this Quarterly Report, are those of Silexion (i.e., our subsidiary, Silexion Therapeutics Ltd.), which served as the accounting acquirer in the Business Combination and the predecessor entity to the Company from an accounting perspective.

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025

SILEXION THERAPEUTICS CORP
INTERIM FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

_____________________

_____________________________________

_____________________

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31
	2025	2024
	U.S. dollars in thousands
Assets
CURRENT ASSETS:
Cash and cash equivalents	$6,152	$1,187
Restricted cash	34	35
Prepaid expenses	1,478	966
Other current assets	58	62
TOTAL CURRENT ASSETS	7,722	2,250

NON-CURRENT ASSETS:
Restricted cash	47	48
Long-term deposit	5	5
Property and equipment, net	32	30
Operating lease right-of-use asset	502	530
TOTAL NON-CURRENT ASSETS	586	613
TOTAL ASSETS	$8,308	$2,863

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31
	2025	2024
	U.S. dollars in thousands
Liabilities and shareholders’ equity (capital deficiency)
CURRENT LIABILITIES:
Trade payables	$722	$929
Current maturities of operating lease liability	155	158
Employee related obligations	624	642
Accrued expenses and other account payable	893	788
Private warrants to purchase ordinary shares (including $1 and $1 due to related party, as of March 31, 2025 and December 31, 2024, respectively)	1	2
Underwriters Promissory Note	-	1,004
TOTAL CURRENT LIABILITIES	2,395	3,523

NON-CURRENT LIABILITIES:
Long-term operating lease liability	334	368
Related Party Promissory Note	2,993	2,961
TOTAL NON-CURRENT LIABILITIES	$3,327	$3,329
TOTAL LIABILITIES	$5,722	$6,852

SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY):
Ordinary shares ($0.0009 par value per share, 22,222,222 shares authorized as of March 31, 2025 and December 31, 2024; 8,691,971* and 1,848,711* shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	8	2
Additional paid-in capital	47,567	39,263
Accumulated deficit	(44,989)	(43,254)
TOTAL SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)	$2,586	$(3,989)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)	$8,308	$2,863

* Net of 421 treasury shares held by the Company as of March 31, 2025 and December 31, 2024

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31
	2025	2024
	U.S. dollars in thousands
OPERATING EXPENSES:
Research and development (including $0 and $17 from related parties for the three months period ended March 31, 2025 and 2024, respectively)	$590	$961
General and administrative (including $21 and $12 from related parties for the three months period ended March 31, 2025 and 2024, respectively)	1,060	289
TOTAL OPERATING EXPENSES	1,650	1,250
OPERATING LOSS
Financial expenses, net (including $32 and $75 from related parties for the three months period ended March 31, 2025 and 2024, respectively)	85	168
LOSS BEFORE INCOME TAX	$1,735	$1,418
INCOME TAX	*	5
NET LOSS	$1,735	$1,423

Attributable to:
Equity holders of the Company	1,735	1,373
Non-controlling interests	-	50
	$1,735	$1,423

LOSS PER SHARE, BASIC AND DILUTED	$0.26	$12.29	**

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE	6,779,205	111,726	**

* Represents an amount less than $1

** All share and per share amounts for the three months ended March 31, 2024 have been retroactively adjusted to reflect a 1-for-

9 reverse share split that was effected on November 29, 2024, as discussed in Note 1g

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS CORP
UNAUDITED CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
(U.S. dollars in thousands, except per share data)

	Redeemable Convertible Preferred Shares											Ordinary shares			Additional paid-in Capital	Accumulated deficit	Total shareholders’ equity (capital deficiency)	Total redeemable convertible preferred shares and contingently redeemable non-controlling interests, net of shareholders’ equity (capital deficiency)
	Series A preferred shares		Series A-1 preferred shares		Series A-2 preferred shares		Series A-3 preferred shares		Series A-4 preferred shares		Contingently redeemable non-controlling interests
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares		Amount
BALANCE AT JANUARY 1, 2024	43,121	$7,307	10,136	$2,392	5,051	$2,264	7,037	$2,683	2,413	$411	$3,420	97,120		*	$11,335	$(26,811)	$(15,476)	$3,001
CHANGES DURING THE 3 MONTHS PERIOD ENDED MARCH 31, 2024 (unaudited):
Exercise of options												13,780	**	*	*			*
Share-based compensation															32		32	32
Net loss											(50)					(1,373)	(1,373)	(1,423)
BALANCE AS OF MARCH 31, 2024	43,121	$7,307	10,136	$2,392	5,051	$2,264	7,037	$2,683	2,413	$411	3,370	110,900		*	$11,367	$(28,184)	$(16,817)	$1,610

BALANCE AT JANUARY 1, 2025	-	-	-	-	-	-	-	-	-	-	-	1,848,711		$2	$39,263	$(43,254)	$(3,989)	$(3,989)
CHANGES DURING THE 3 MONTHS PERIOD ENDED MARCH 31, 2025:
Issuance of ordinary shares and warrants upon public offering, net of issuance costs and exercise of pre-funded warrants to ordinary shares (see Note 4(a))												3,703,703		3	4,252		4,255	4,255
Exercise of warrants (see Note 4(a))												640,257		1	863		864	864
Issuance of ordinary shares and warrants upon warrants inducement, net of issuance costs (see Note 4(b))												2,221,523		2	2,812		2,814	2,814
Share-based compensation															21		21	21
Conversion of EarlyBird Promissory Note (see Note 5)												277,777		*	356		356	356
Net loss																(1,735)	(1,735)	(1,735)
BALANCE AS OF MARCH 31, 2025	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	8,691,971	***	$8	$47,567	$(44,989)	$2,586	$2,586

* Represents an amount less than $1
** Represents fully vested pre-funded options for the Company’s ordinary shares at an exercise price of $0.0226 or 0.0226 NIS per share
*** Net of 421 treasury shares held by the Company as of March 31, 2025 and December 31, 2024

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31
	2025	2024
	U.S. dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,735)	$(1,423)
Adjustments required to reconcile loss to net cash used in operating activities:
Depreciation	4	8
Share-based compensation expenses	21	32
Non-cash financial expenses	81	136

Changes in operating assets and liabilities:
Increase in prepaid expenses	(512)	(129)
Decrease (increase) in other receivables	4	(44)
Decrease in trade payable	(207)	(75)
Net change in operating lease	(1)	2
Increase (decrease) in employee related obligations	(18)	47
Decrease in accrued expenses	(90)	(306)
Net cash used in operating activities	(2,453)	(1,752)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6)	(6)
Net cash used in investing activities	(6)	(6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of options	-	*
Proceeds from issuance of ordinary shares upon public offering	5,000	-
Issuance costs related to public offering	(650)
Proceeds from exercise of warrants	864	-
Proceeds from issuance of ordinary shares upon warrants inducement	3,276	-
Issuance costs related to warrants inducement	(362)
Payment of Underwriters Promissory Note	(696)	-
Net cash provided by financing activities	7,432	*

DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	4,973	(1,758)
EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(10)	(56)
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	1,270	4,645
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$6,233	$2,831

* Represents an amount less than $1

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31
	2025	2024
	U.S. dollars in thousands
Appendix A - RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH REPORTED IN THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	6,152	2,781
Restricted cash	81	50
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH SHOWN IN STATEMENT OF CASH FLOWS	$6,233	$2,831

Appendix B - SUPPLEMENTARY INFORMATION:
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Conversion of Promissory Note to ordinary shares	$356	$-
Accrued and unpaid issuance expenses in respect of public offering and warrants inducement transactions	$195	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$13	$-
Interest received	$2	$19

SILEXION THERAPEUTICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands)

NOTE 1  - GENERAL:

a.
Silexion Therapeutics Corp (“New Silexion”) (hereinafter - the “Company” or the “Combined Company”) is an entity that was formed for the purpose of effecting the Transactions (see below), and now serves as a publicly-traded holding company of its subsidiaries — including Moringa Acquisition Corp (“Moringa” or “the SPAC”), a Cayman Islands exempted company and Silexion Therapeutics Ltd. (formerly known as Silenseed Ltd.) (“Silexion”), an Israeli limited company— after the closing of the Transactions (the “Closing”).

b.
From its formation on April 2, 2024 until the consummation of the Transactions on August 15, 2024, the Company had no operations and had been formed for the sole purpose of entering into the Transactions and serving as the publicly-traded company following the Transactions. Silexion, on the other hand, as the accounting acquirer in the Transactions and the predecessor entity to the Company from an accounting perspective, had active operations during earlier periods of time, prior to the Transactions. Consequently, these financial statements reflect the financial information of Silexion (as the predecessor entity to the Company) until August 15, 2024 and the financial information of New Silexion (as the combined company following the Transactions) from that date forward.

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

d.
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

f.
In October 2024, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against Hamas and other terrorist organizations.

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

SILEXION THERAPEUTICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands)

NOTE 1  - GENERAL (continued):

g.
On November 22, 2024, the Company announced a prospective 1-for-9 reverse share split of all of its issued and outstanding, and authorized but unissued, ordinary shares. The reverse share split resulted in a corresponding increase in the par value of the Company’s ordinary shares, from $0.0001 per share to $0.0009 per share. No fractional shares have been issued as a result of the reverse split, as any fractional share totals to which shareholders become entitled have been rounded up to the nearest whole number of shares. The reverse share split became effective after market close on November 27, 2024, and the Company’s ordinary shares began trading on a reverse split-adjusted basis on the Nasdaq Global Market on November 29, 2024. All references made to ordinary shares, preferred shares and per share amounts (for each of New Silexion and Silexion) in these consolidated financial statements, unless otherwise indicated, have been retroactively adjusted to reflect the reverse share split.

h.
Going concern:

Since its inception, the Company has devoted substantially all its efforts to research and development, clinical trials, and capital raising activities. The Company is still in its development and clinical stage and has not yet generated revenues.

The Company (or, for those periods prior to the Transactions, its predecessor, Silexion) has incurred losses of $1,735 and $16,519 for the three-months period ended on March 31, 2025 and for the year ended December 31, 2024, respectively. During the three-month period ended on March 31, 2025, the Company had negative operating cash flows of $2,453.  As of March 31, 2025, the Company had cash and cash equivalents of $6,152.

The Company expects to continue incurring losses, and negative cash flows from operations. Management is in the process of evaluating various financing alternatives, including financing via the ELOC Agreement, as the Company will need to finance future research and development activities, general and administrative expenses and working capital through fund raising. However, there is no assurance that the Company will be successful in obtaining such funding.

Under these circumstances, in accordance with the requirements of ASC 205-40, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for at least 12 months from the date these financial statements are issued. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2  - SIGNIFICANT ACCOUNTING POLICIES:

a.
Unaudited Condensed Financial Statements

The accompanying condensed financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial statements and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which include normal and recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2025, and the consolidated results of operations, statements of changes in redeemable convertible preferred shares and shareholders’ equity  (capital deficiency) and cash flows for the three-month period ended March 31, 2025 and 2024.

The consolidated results for the three-month ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes of the Company as of and for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2025. The significant accounting policies adopted and used in the preparation of the financial statements are consistent with those of the previous financial year.

SILEXION THERAPEUTICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands)

NOTE 2  - SIGNIFICANT ACCOUNTING POLICIES (continued):

b.
Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. As applicable to these financial statements, the most significant estimates and assumptions relate to fair value of financial instruments. See Note 7, respectively. These estimates and assumptions are based on current facts, future expectations, and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates.

c.
Restricted cash

As of March 31, 2025 and December 31, 2024, the Company pledged an amount of $56 and $57, respectively in favor of a bank as collateral for guarantees provided to secure the lease payments.

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

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data or active market data of similar or identical assets or liabilities.

Level 3:	Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk in its assessment of fair value.

e.
Concentration of credit risks

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and restricted cash. The Company deposits cash and cash equivalents mostly with three low risk financial institution. The Company has not experienced any material credit losses in these accounts and does not believe it is exposed to significant credit risk on these instruments.

SILEXION THERAPEUTICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands)

NOTE 2  - SIGNIFICANT ACCOUNTING POLICIES (continued):

f.
Recently Adopted accounting pronouncements:

In June 2022, the FASB issued ASU 2022-03 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring its fair value. The ASU also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The ASU also introduces new disclosure requirements for equity securities subject to contractual sale restrictions. The Company adopted the ASU on January 1, 2025 and it did not have a material impact on its consolidated financial statement.

There have been no changes to the recently issued accounting pronouncements not yet adopted that were previously disclosed in the Annual Report.

NOTE 3  - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Statement of operations:

a.	Research and development expenses:

	Three months ended March 31
	2025	2024
Payroll and related expenses	$369	$260
Share-based compensation expenses	-	19
Subcontractors and consultants	156	631
Rent and maintenance	40	31
Other	25	20
	$590	$961

b.	General and administrative expenses:

Payroll and related expenses	$332	$129
Share-based compensation expenses	21	13
Professional services	525	79
Depreciation	4	8
Rent and maintenance	30	26
Patent registration	4	9
Travel expenses	54	9
Other	90	16
	$1,060	$289

c.	Financial expense, net:

Change in fair value of financial liabilities measured at fair value	$79	$81
Interest expense (income), net	9	(19)
Foreign currency exchange loss (income), net	(6)	106
Other	3	-
Total financial expense (income), net	$85	$168

SILEXION THERAPEUTICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands)

NOTE 4  - SHAREHOLDERS’ EQUITY:

a.
Public Offering of Ordinary Shares, Pre-Funded Warrants, and Ordinary Warrants.

On January 15, 2025, and January 17, 2025, the Company offered and sold (the “Offering”) 2,145,998 ordinary shares and 2,145,998 ordinary warrants to purchase up to 2,145,998 ordinary shares, at a purchase price of $1.35 per ordinary share and accompanying warrant, and 1,557,705 pre-funded warrants to purchase up to 1,557,705 ordinary shares and 1,557,705 ordinary warrants to purchase up to 1,557,705 ordinary shares, at a purchase price of $1.3499 per pre-funded warrant and accompanying ordinary warrant. The aggregate gross proceeds from the Offering were approximately $5,000, net of transaction costs of $745.

The pre-funded warrants are immediately exercisable at an exercise price of $0.0001 per ordinary share and will not expire until exercised in full. The ordinary warrants have an exercise price of $1.35 per ordinary share, are immediately exercisable, and could be exercised for five years from issuance.

Applying ASC 815-40, the Company concluded that the pre-funded warrants and ordinary warrants are considered indexed to the Company’s own stock and meet the conditions for equity classification, and thus should be presented within equity.

The Company also issued its placement agent warrants to purchase up to 259,259 ordinary shares. Those placement agent warrants have an exercise price of $1.6875 per ordinary share, are exercisable for five years from the date of the commencement of sales in the Offering, and otherwise reflect substantially the same terms as the ordinary warrants sold in the Offering.

As of March 31, 2025, a total of 640,257 investor warrants were exercised into 640,257 the Company’s ordinary shares, and 1,557,705 pre-funded warrants were exercised into 1,557,705 the Company’s ordinary shares, for total proceeds of $864, not including conversion as a result of inducement (see below).

b.
Induced Warrant Exercise Transaction

On January 29, 2025, the Company entered into an inducement offer letter agreement with holders of (“Inducement Offer”) 2,221,523 of the Company’s existing ordinary warrants that had been issued in the Offering. Under the Inducement Offer, on January 30, 2025, those holders exercised those warrants for cash and purchased 2,221,523 ordinary shares at a cash exercise price of $1.35 per share. In consideration, the Company’s issued them new ordinary warrants to purchase up to an aggregate of 2,221,523 ordinary shares at an exercise price of $1.50 per share (“New Ordinary Warrants”). The exercising holders also paid the Company an additional $0.125 per New Ordinary Warrants issued to them. The Company received aggregate gross proceeds of approximately $3,276 from the exercise of the existing warrants by the holders, net of placement agent fees and other offering expenses of $462. The induced conversion of equity-classified warrants was accounted as issuance costs of the New Ordinary Warrants.

Upon exercise for cash of any New Ordinary Warrants, in certain circumstances, the placement agent will receive a cash fee of 8.0% of the aggregate gross exercise price. The Company also issued the placement agent warrants to purchase up to 155,507 ordinary shares, which have the same terms as the New Ordinary Warrants issued in the transactions, except that the placement agent warrants have an exercise price equal to $1.8438 per share. Upon exercise for cash of any New Ordinary Warrants, in certain circumstances, the Company will issue the placement agent warrants representing 7.0% of the ordinary shares underlying such new warrants. As of March 31, 2025, the payment of cash fee and issuance of additional warrants upon exercise of New Ordinary Warrants were not probable.

Both the New Ordinary Warrants and the placement agent warrants are immediately exercisable from the date of issuance until the 24-month anniversary of the effective date of the resale registration statement.

SILEXION THERAPEUTICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands)

NOTE 5 - PROMISSORY NOTE:

During January 2025, the Company has repaid $158 of the principal amount of the Underwriters Promissory Note.

On March 13, 2025 the Company entered into a letter agreement (the “Note Conversion Inducement Agreement”) with EarlyBird, under which the then outstanding principal amount and accrued interest of the Convertible Promissory Note issued to EarlyBird of $880 were extinguished for a cash payment (including the accrued interest) of $551 and 277,777 Ordinary Shares.

NOTE 6 - SHARE-BASED COMPENSATION:

The Company's share-based compensation expenses amounted to a total of $21 and $32 in the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, 26,659 shares remain available for grant under the Company’s 2024 Equity Incentive Plan.

Summary of outstanding and exercisable options:

Below is a summary of the Company's share-based compensation activity and related information with respect to options granted to employees and non-employees for the three months ended March 31, 2025:

	Number of options	Weighted-average exercise price (in U.S. dollars)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at January 1, 2025	24,103	59.84	7.19	-
Granted	70,225	1.26	9.87	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(288)	60.50	-	-
Outstanding at March 31, 2025	94,040	16.09	9.13	-

Exercisable at March 31, 2025	23,815	59.83	6.96	-

Vested and expected to vest at March 31, 2025	23,815	59.83	6.96	-

In 2024 no options were granted. On February 9, 2025, Silexion’s board of directors approved granting 70,225 options to Silexion’s directors.

SILEXION THERAPEUTICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands)

NOTE 6  - SHARE-BASED COMPENSATION (continued):

RSUs granted to employees and non-employees:

On February 9, 2025, Silexion’s board of directors approved granting 59,525 RSUs to Silexion’s directors.

The share-based compensation expense by line item in the accompanying consolidated statements of operations is summarized as follows:

	Three months ended March 31
	2025	2024
Research and development	$-	$19
General and administrative	21	13
	$21	$32

NOTE 7  - FAIR VALUE MEASUREMENTS:

Financial instruments measured at fair value on a recurring basis

The Company’s assets and liabilities that are measured at fair value as of March 31, 2025, and December 31, 2024, are classified in the tables below in one of the three categories described in “Note 2 – Fair value measurement”:

	March 31, 2025
	Level 3	Total
Financial Liabilities

Private Warrants to ordinary shares	$1	$1
Promissory Notes	$2,993	$2,993

	December 31, 2024
	Level 3	Total
Financial Liabilities
Private Warrants to ordinary shares	$2	$2
Promissory Notes	$3,965	$3,965
The following is a roll forward of the fair value of liabilities classified under Level 3:
	Three months ended March 31,
	2025		2024
	Promissory Notes	Private Warrants to ordinary shares	Warrants to preferred shares
Fair value at the beginning of the period	$3,965	$2	$200
Change in fair value	93	(1)	81
Repayments	(709)	-	-
Conversion to equity	(356)	-	-
Fair value at the end of the period	$2,993	$1	$281

Promissory Notes

In measuring the fair value of the Company’s Promissory Notes, a discount rate of 13.94%-14.28% was used, based on a B- rated US dollar zero-coupon discount curve, plus a credit spread of 7.56%. The expected timing of conversion or repayment of the notes was determined using the Company’s forecasts.

SILEXION THERAPEUTICS CORP
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

The following table provides quantitative information regarding Level 3 fair value measurement inputs of the warrants:

March 31
2025
Volatility	92.84%
Dividend yield	0%

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

NOTE 8  - NET LOSS PER SHARE:

The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders for the periods presented (USD in thousands, except per share data):
	Three months ended March 31
	2025	2024
Numerator:
Net loss for the year	$1,735	$1,423
Net loss attributable to ordinary shareholders, basic and diluted:	$1,735	$1,373
Denominator:
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	6,779,205	111,726
Net loss per share attributable to ordinary shareholders, basic and diluted	$0.26	$12.29

Basic loss per share is computed on the basis of the net loss for the period divided by the weighted average number of ordinary shares outstanding during the period, including fully vested pre-funded options for the Company’s ordinary shares at an exercise price of $0.0226  or 0.0226 NIS per share, as well as pre-funded warrants with an exercise price of $0.0001 per share as the Company considers these shares to be exercised for little to no additional consideration.

As of March 31, 2025 and March 31, 2024, the basic loss per share calculation included a weighted average number of 103 and 7,869, respectively, of fully vested pre-funded options. As the inclusion of other potential ordinary shares equivalents in the calculation would be anti-dilutive for all periods presented, diluted net loss per share is the same as basic net loss per share.

SILEXION THERAPEUTICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands)

NOTE 8  - NET LOSS PER SHARE (continued):

The following instruments were not included in the computation of diluted earnings per share because of their anti-dilutive effect: For the period ending on March 31, 2025

-	Warrants to purchase Ordinary Shares (see also Note 4).

-	Share-based compensation

-	Promissory Notes (see also Note 5).

For the period ending on March 31, 2024:

-	Redeemable convertible preferred shares;

-	Warrants to purchase redeemable convertible preferred shares;

-	Share-based compensation

NOTE 9  - TRANSACTIONS AND BALANCES WITH RELATED PARTIES:

Transactions with related parties which are shareholders and directors of the Company:

a.	Transactions:

	March 31
	2025	2024
Share-based compensation included in research and development expenses	$-	$17
Share-based compensation included in general and administrative expenses	$21	$12
Financial expenses	$32	$75

b.	Balances:

	March 31, 2025	December 31, 2024
Current liabilities —
Private warrants to purchase ordinary shares	$1	$1
	$1	$1

	March 31, 2025	December 31, 2024
Non-Current liabilities —
Sponsor Promissory Note	$2,993	$2,961
	$2,993	$2,961

SILEXION THERAPEUTICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands)

NOTE 10  - SEGMENT INFORMATION

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

	Three months ended March 31
	2025	2024
Clinical trials and other payments to R&D-related service providers	$156	$634
Payroll and related expenses, other than share-based compensation	743	389
Share-based compensation expenses	21	32
Depreciation expenses	4	8
Other segment expenses (*)	726	187
Operating loss	1,650	1,250
Interest income	(2)	(19)
Interest expense	11	-
Other financing expense (income), net	76	187
Income taxes	**	5
Net loss	$1,735	$1,423

Segment assets	$8,308	$3,585
Expenditures for segment assets	(6)	(6)

(*)	Other segment expenses include mainly general and administrative-related expenses, such as payments to advisors and consultants, office lease expenses and maintenance, HR and legal expenses.

(**)	Represents an amount less than $1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory Note

The following discussion and analysis of our financial condition and results of operations (this “MD&A”) should be read in conjunction with the financial statements and the related notes included elsewhere in this quarterly report. Some of the information contained in this discussion and analysis or set forth in this quarterly report, including information with respect to our plans, objectives, expectations, projections, and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set out in “Part II, Item 1.A. Risk Factors” in this quarterly report, our actual results could differ materially from the results described in or implied by these forward-looking statements. See also the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this quarterly report.

On August 15, 2024, the Closing of the Business Combination by and among our company (also referred to as the “combined company” and “New Silexion”) and our two wholly-owned subsidiaries— Silexion Therapeutics Ltd., an Israeli company (“Silexion”), and Moringa Acquisition Corp, a Cayman Islands exempted company (“Moringa”)— occurred pursuant to the Business Combination Agreement. Unless the context otherwise requires, references to the “Company,” “we,” “us” and “our” in this MD&A generally refer to: (i) for all periods preceding, and through the Closing of, the Business Combination, Silexion, and, (ii) for all periods following the Closing, New Silexion.

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

Prior to the Business Combination, Silexion financed its operations primarily with the net proceeds from private offerings of its ordinary shares and convertible preferred shares, convertible financing agreements and Simple Agreement for Future Equity (SAFE) financings, and royalty-bearing grants from the Israeli Innovation Authority (the “IIA”) (which grants totaled $5.8 million through March 31, 2025).

Upon the Closing of the Business Combination, we raised $2.0 million via a private investment in public entity (PIPE) financing, whereby Moringa sold to Greenstar, LP, an affiliate of the sponsor of Moringa, 22,223 newly issued Moringa ordinary shares, at a price of $90.00 per share, which shares converted into an equivalent number of New Silexion ordinary shares at the Closing, Also in connection with the Closing, we entered into the ELOC Agreement with White Lion, which provided us with an equity line of credit of up to $15.0 million (the “ELOC”).We have utilized the ELOC for financings from time to time since the Closing of the Business Combination, having raised an aggregate of $3.1 million from the ELOC through March 31, 2025.

In addition to ongoing financings via the ELOC, as a public company, we have raised capital via the public offering of ordinary shares and/or pre-funded warrants, together with ordinary warrants, having completed our first public offering following the Closing in January 2025, which raised gross proceeds of approximately $5.0 million. As a follow-up to that public offering, later in January 2025, we completed an induced exercise of ordinary warrants, which raised gross proceeds of approximately $3.3 million, before deducting placement agent fees and other offering expenses. H.C. Wainwright served as the exclusive placement agent for each of those transactions. Those transactions are described in further detail below in this MD&A under “Liquidity and Capital Resources”.

Since our inception, we have incurred significant operating losses. Our net losses (consisting of Silexion’s net losses for all periods through the Business Combination, and the combined company's net losses for all periods after) were $1.7 million and $16.5 million for the three-month period ended March 31, 2025 and the year ended December 31, 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $45 million (reflecting Silexion’s accumulated deficit for all periods through August 15, 2024 and the combined company's accumulated deficit from August 16, 2024 through March 31, 2025). We have not recognized any revenue to date.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses it incurs may fluctuate significantly from quarter to quarter. Our expenses will depend on many factors, including the timing and extent of spending to further develop SIL204 and initiate pre-clinical and clinical trials, support research and development efforts, investments in potential additional pipe-line products, and increased overall compensation as we continue to hire additional personnel. We anticipate that our expenses will increase if and as we:

•	apply for Orphan Drug Designation in both the U.S. and EU for our SIL204 product;

•	conduct toxicological studies with respect to SIL204;

•	initiate a clinical trial powered for statistical significance with respect to SIL204;

•	seek marketing approvals for SIL204 in various territories;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional operational, clinical, quality control and scientific personnel;

•	add additional product candidates to our pipeline;

•
add operational, financial and management information systems and personnel, including personnel to support our product development, any future commercialization efforts and our status as a public company; and

•	invest in research and development and regulatory approval efforts in order to utilize our technology as a platform focused on the silencing of the KRAS oncogene using RNA-interference therapeutics.

Reverse Share Split

On November 27, 2024, we effected a 1-for-9 reverse share split of our authorized ordinary shares, including our issued and outstanding ordinary shares, with a market effective date of November 29, 2024. Unless specifically provided otherwise herein, all historical share, per share and related option and warrant data during any period (including the quarter ended March 31, 2024, which is used comparatively to the quarter ended March 31, 2025) prior to the reverse share split that is presented in this quarterly report has been retroactively adjusted to reflect the reduced number of shares and the increase in the share price which resulted from the reverse share split.

Components of our Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses include costs directly attributable to the conduct of research and development programs, and consist primarily of the cost of payroll and related expenses, payroll taxes and other employee benefits including share-based compensation related to employees, subcontractors costs, preclinical and clinical trials costs and consulting fees.

We expect to continue to invest in research and development to develop SIL204, including hiring additional employees and continuing the research and development of that product candidate. As a result, we expect that our research and development expenses will continue to increase in the future.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, including share-based compensation related to directors and employees, patent application fees, office space rental costs, and maintenance expenses, external professional service costs, including legal, accounting, audit, insurance, human resource services, travel expenses and other consulting fees.

We expect that our general and administrative expenses will continue to increase in the future to fund our continued research and development activities, primarily due to increased headcount to support anticipated growth in the business and due to incremental costs associated with operating as a public company, including costs to comply with the rules and regulations applicable to public companies, such as costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC and stock exchange listing standards, public relations, insurance and professional services.

Financial expenses, net

Finance expenses consist primarily of changes in fair value of financial liabilities measured at fair value, interest expenses, and exchange rate differences expenses.

Results of Operations

We are providing within this section a discussion and analysis of our historical statement of operations data in accordance with accounting principles generally accepted in the United States of America, or GAAP. Our financial statements included elsewhere in this quarterly report, as well as the financial data and related discussion and analysis contained in this MD&A, relate to Silexion’s financial condition and results of operations as of, and for the three-month period ended, March 31, 2024, as compared to the corresponding information for the combined company as of, and for the three-month period ended, March 31, 2025.

Comparison of three-month periods ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three-month periods ended March 31, 2025 and 2024:

	Three-month period ended March 31,
	2025	2024
	(U.S. dollars, in thousands)
Operating expenses:

Research and development	$590	$961
General and administrative	1,060	289
Total operating expenses	1,650	1,250
Operating loss	1,650	1,250
Financial expenses, net	85	168
Loss before income tax	1,735	1,418
Income tax	*	5
Net loss for the quarter	$1,735	$1,423

Research and Development Expenses

The following table summarizes our research and development expenses for the three-month periods ended March 31, 2025 and 2024:

	Three-month period ended March 31,
	2025	2024
	(U.S. dollars, in thousands)
Payroll and related expenses	$369	$260
Share-based compensation expenses	-	19
Subcontractors and consultants	156	631
Rent and maintenance	40	31
Other	25	20
Total research and development expenses	$590	$961

Research and development expenses decreased by approximately $0.4 million, or 40.0%, to $0.6 million for the three-month period ended March 31, 2025, compared to $1.0 million for the three-month period ended March 31, 2024. The decrease resulted mainly from a decrease in subcontractors and consultants expenses, in an amount of $0.5 million, as the comparative quarter from 2024 included development activities related to our Application Programming Interface, or API, whereas the current quarter focused on API manufacturing, with the related costs expected to be recognized in the next quarter, partly offset by an increase in payroll and payroll-related expenses of $0.1 million due to additional headcount and increases in salaries following the Closing of the Business Combination in August 2024.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three-month periods ended March 31, 2025 and 2024:

	Three-month period ended March 31,
	2025	2024
	(U.S. dollars, in thousands)
Payroll and related expenses	$332	$129
Share-based compensation expenses	21	13
Professional service	525	79
Depreciation	4	8
Rent and maintenance	30	26
Patent registration	4	9
Travel expenses	54	9
Other	90	16
Total general and administrative expenses	$1,060	$289

General and administrative expenses increased by approximately $0.8 million, or 266.7%, to $1.1 million for the three-month period ended March 31, 2025, compared to $0.3 million for the three-month period ended March 31, 2024. The increase resulted mainly from an increase of $0.2 million in payroll and payroll-related expenses due to headcount growth and an increase in salaries following the Closing of the Business Combination in August 2024. Additionally, there was an increase in professional services costs in an amount of $0.4 million primarily related to legal, accounting, and other expenses associated with the costs of financing activities as a public company subsequent to the Closing of the Business Combination.

Financial expenses, net

Financial expenses, net decreased by approximately $0.1 million, or 50.0%, to $0.1 million for the three-month period ended March 31, 2025 compared to $0.2 million for the three-month period ended March 31, 2024. This decrease was mainly due to a decrease in foreign exchange losses in an amount of $0.1 million.

Net loss

Net loss increased by approximately $0.3 million, or 21.4%, to $1.7 million for the three-month period ended March 31, 2025, compared to $1.4 million for the three-month period ended March 31, 2024. The increase was mainly due to an increase in our general and administrative expenses related to our status as a public company, partly offset by a decrease in research and development expenses.

Liquidity and Capital Resources

Overview

Our capital requirements will depend on many factors, including the timing and extent of spending to further develop SIL204 and initiate pre-clinical and clinical trials, support research and development efforts, investments in potential additional pipe-line products, and increased overall compensation as we continue to hire additional personnel. For the three-month period ended March 31, 2025 and the year ended December 31, 2024, we had net losses of $1.7 million and $16.5 million, respectively. As of March 31, 2025, our cash and cash equivalents totaled $6.2 million.

To date, our principal sources of liquidity have evolved together with our progression as a company. As a private company, we raised proceeds from private offerings of our ordinary shares and convertible preferred shares, grants from the Israeli Innovation Authority, issuance of convertible financing agreements (CFA), and Simple Agreement for Future Equity (SAFE) financings. Upon the Closing of the Business Combination, we raised funds from a PIPE in which Greenstar, LP, an affiliate of the sponsor of Moringa (the “Moringa sponsor” or the “sponsor”), purchased Moringa ordinary shares that converted automatically into New Silexion ordinary shares (as described below under “PIPE Financing”). Following  the Closing, as a public company with ordinary shares and warrants registered under the Exchange Act and trading on Nasdaq, we have obtained financing in an ongoing manner, from time to time, under the ELOC, pursuant to which we have issued ordinary shares to the ELOC Investor which has resold those shares into the open market (as described below under “ELOC Financing”). We have furthermore completed a registered public offering of ordinary shares and/or pre-funded warrants, along with ordinary warrants, in January 2025 (as described below under “Public Offering via H.C. Wainwright”), and have raised additional funds from the induced exercise of ordinary warrants issued in that offering, which was completed later in January 2025 (please see “Induced Warrant Exercise Transaction” below for further information).

Based on our current business plan, we believe our current cash and cash equivalents, and anticipated cash flow from operations, will not be sufficient to meet our anticipated cash requirements for the next 12 months from the date of this quarterly report. We will need to raise additional capital to finance our operations, expand our business and pipeline, or for other reasons.

Note 1(h) to our unaudited consolidated financial statements for the three-month period ended March 31, 2025 included in this quarterly report and Note 1(j) to our audited consolidated financial statements for the year ended December 31, 2024 included in our annual report for that fiscal year describe the substantial doubt about our ability to continue as a going concern as of those respective dates. Additionally, in its report accompanying our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2024, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations and our cash outflows from operating activities raise substantial doubt as to our ability to continue as a going concern. That means that our management and independent registered public accounting firm have expressed substantial doubt about our ability to continue our operations without an additional infusion of capital from external sources. Our unaudited consolidated financial statements included herein have been prepared on a going concern basis and do not include any adjustments that may be necessary should we be unable to continue as a going concern. If we are unable to finance our operations, our business would be in jeopardy and we might not be able to continue operations and might have to liquidate our assets. In that case, investors might receive less than the value at which those assets are carried on our consolidated balance sheets as of March 31, 2025, and it is likely that investors would lose all or a part of their investment.

We have lease obligations and other contractual obligations and commitments as part of our ordinary course of business. See “Note 5: Operating Leases” and “Note 7: Commitments and Contingent Liabilities” to our audited consolidated financial statements for the year ended December 31, 2024 (contained in our annual report on Form 10-K for that year) for information about our lease obligations.

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

ELOC Financing

In connection with the Closing of the Business Combination, we entered into the ELOC Agreement, dated August 13, 2024, and effective as of the Closing, with the ELOC Investor, which agreement was amended as of January 14, 2025. Under the ELOC Agreement, we have the right to request to sell to the ELOC Investor, and the ELOC Investor is required to purchase, via private placement transactions, up to $15.0 million of our ordinary shares from time to time after the Closing, up until December 31, 2025 (unless the agreement is terminated sooner), subject to certain limitations and conditions as described therein. The number of ordinary shares that we may require the ELOC Investor to purchase in any single sales notice depends on a number of factors, including the type of purchase notice that we deliver. Similarly, the purchase price to be paid by the ELOC Investor for any shares that we require it to purchase depends on the type of sales notice that we deliver, and is derived from the market price of the our ordinary shares for a certain period of time following our purchase request or as of the date of our purchase request. We also granted registration rights to the ELOC Investor pursuant to an accompanying registration rights agreement, also dated August 15, 2024, by and between New Silexion and the ELOC Investor (the “ELOC Registration Rights Agreement”), for which we have filed a related registration statement on Form S-1 (SEC file number 333-282017).

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

Settlement of Amounts Due Under Marketing Agreement with EarlyBirdCapital

Prior to the Closing of the Business Combination, Moringa reached agreement with EBC on the reduction, to $1.6 million, in the aggregate, of the fee payable to EBC under the Marketing Agreement. Pursuant to the final invoice provided by EBC under the Marketing Agreement at the Closing, Moringa paid $350,000 of cash to EBC from the trust account at the Closing, and we issued to EBC a convertible note (the “EarlyBird Convertible Note”), which was a convertible promissory note, due December 31, 2025, in an amount of $1.25 million to be paid by us to EBC in cash and/or via conversion of outstanding amounts into ordinary shares. The EarlyBird Convertible Note bore interest at a rate of 6% per annum and by its terms was to mature on December 31, 2025. Through January 31, 2025, we made aggregate payments of $407,556 to EBC in respect of some of the amounts due from us under the EarlyBird Convertible Note as a result of amounts raised by us under the ELOC and the HCW Offering (as described below).

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

On March 17, 2025, EBC sold all 277,777 EBC Settlement Shares under the foregoing Form S-1 registration statement for a Conversion Amount of $344,204, and on March 18, 2025, we paid the Remaining Amount of $135,998 that was due to EBC, resulting in the retirement of the EarlyBird Convertible Note on March 18, 2025.

Issuance of Amended and Restated Sponsor Promissory Note

Effective as of the Closing, we issued to the sponsor, and the sponsor accepted, in amendment and restatement, and replacement, in their entirety, of all existing promissory notes issued by Moringa to the sponsor from Moringa’s initial public offering until the Closing (and as to which the obligations of Moringa were assigned to New Silexion upon the Closing), a convertible promissory note (the “A&R Sponsor Promissory Note”) in an amount of $3,433,000, which reflected the total amount owed by Moringa to the sponsor through the Closing Date. The maturity date of the A&R Sponsor Promissory Note is the 30-month anniversary of the Closing Date (i.e., February 15, 2027). Amounts outstanding under the A&R Sponsor Promissory Note may be repaid (unless otherwise decided by us) only by way of conversion into ordinary shares (“Note Shares”) in accordance with the terms set forth in the form of A&R Sponsor Promissory Note. New Silexion and the Sponsor may also convert amounts outstanding under the A&R Sponsor Promissory Note at the price per share at which we conduct an equity financing following the Closing, subject to a minimum conversion amount of $100,000, in an amount of Note Shares constituting up to thirty percent (30%) of the number of ordinary shares issued and sold by us in such equity financing. The sponsor may also elect to convert amounts of principal outstanding under the note into ordinary shares at any time following the 24-month anniversary of the date of the Closing, subject to a minimum conversion of $10,000, at a price per share equal to the volume weighted average price of the ordinary shares on the principal market on which they are traded during the 20 consecutive trading days prior to the conversion date. Through the date hereof, there have been no conversions of amounts due under the A&R Sponsor Promissory Note into our ordinary shares, and no election by us to repay any amounts under the note in cash.

Government Grants

Our research and development efforts have been financed, in part, through royalty-bearing grants from the Israeli Innovation Authority, or the IIA. As of March 31, 2025, we had received IIA royalty-bearing grants totaling approximately $5.8 million.

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

As of March 31, 2025, the total royalty amount that may be payable by the Company is approximately $5.8 million ($6.6 million, including interest).

Cash Flows

Cash flows for the quarters ended March 31, 2025 and 2024

The following table summarizes our cash flows for the periods indicated:

	Three-month period ended March 31,
	2025	2024
	(U.S. dollars, in thousands)
Cash and cash equivalents and restricted cash at beginning of the period	$1,270	$4,645
Net cash used in operating activities	(2,453)	(1,752)
Net cash used in investing activities	(6)	(6)
Net cash provided by financing activities	7,432	*
Net increase (decrease) in cash and cash equivalents and restricted cash	$4,973	$(1,758)
Translation adjustments on cash and cash equivalents and restricted cash	(10)	(56)
Cash and cash equivalents and restricted cash at end of the period	$6,233	$2,831

Cash Flows from Operating Activities

Net cash used in operating activities increased by approximately $0.7 million, or 38.9%, to $2.5 million for the three-month period ended March 31, 2025, compared to $1.8 million for the three-month period ended March 31, 2024. This increase was mainly due to an increase of $0.3 million in the net loss for the three-month period ended March 31, 2025, as well as an increase of $0.3 million in net working capital in the three-month period ended March 31, 2025 relative to the corresponding quarter in 2024.

Cash Flows from Financing Activities

Net cash provided by financing activities increased by $7.4 million, to approximately $7.4 million for the three-month period ended March 31, 2025, compared to $0 million for the three-month period ended March 31, 2024. This increase was mainly due to an increase in cash received from the HCW Offering in an amount of $5 million net of $0.7 million cash issuance costs related to public offering, the exercise of warrants in an amount of $0.9 million, and the warrant exercise inducement transaction in an amount of $3.3 million (each, as described above under “Liquidity and Capital Resources”) net of $0.4 million cash issuance costs related to warrants inducement, offset in part by $0.7 million of payments under the EarlyBird Convertible Note in the three-month period ended March 31, 2025.

Funding Requirements

We expect to devote substantial financial resources to our ongoing and planned activities, particularly further development of SIL204 and as we conduct our planned pre-clinical and clinical trials.

Identifying potential product candidates and conducting pre-clinical testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. For additional information please refer to the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 18, 2025 (the “2024 Annual Report”), including “Risks Related to Our Financial Condition and Capital Requirements — We have never generated any revenue from product sales and may never be profitable” and “Risks Related to the Research and Development of Silexion’s Product Candidates — We are heavily dependent on the success of our product candidates...”.

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our pre-clinical studies and clinical trials. In addition, if we obtain marketing approval for SIL204 in any indication or for any other product candidate we are developing or may develop in the future, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing, and distribution. Furthermore, following the closing of the Business Combination, we have been incurring, and expect to continue to incur, additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding.

Our future capital requirements will depend on many factors, including:

•	Material cost.

•	Regulatory pathway; and

•	Human clinical trial costs.

As of March 31, 2025, we had cash and cash equivalents of $6.2 million. Based on our current cash balance, as well as our history of operating losses and negative cash flows from operations, combined with our anticipated use of cash to, among other things, (i) fund the preclinical and clinical development of our products, (ii) identify and develop new product candidates, and (iii) seek approval for SIL204 and any other product candidates we may develop, our management has concluded that we do not have sufficient cash to fund our operations for 12 months from the date of our unaudited consolidated financial statements for the three-month period ended March 31, 2025 included in this quarterly report without additional financing, and as a result, there is substantial doubt about our ability to continue as a going concern.

In making this determination, applicable accounting standards prohibited us from considering the potential mitigating effect of plans that have not been fully implemented as of the date of our unaudited consolidated financial statements for the fiscal three-month period ended March 31, 2025, including, without limitation, our plans to raise additional capital. Our financial information throughout this quarterly report, and our financial statements for the fiscal three-month period ended March 31, 2025 contained herein have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and our unaudited consolidated financial statements for the three-month period ended March 31, 2025 do not include any adjustments that might result from the outcome of this uncertainty.

We currently estimate that our existing cash and cash equivalents are sufficient to fund business operations into the fourth quarter of 2025.

We have based these estimates and expectations on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. We could not, as of the March 31, 2025 balance sheet date of the unaudited financial statements for the three-month period ended March 31, 2025, determine the exact level of funds that will be available to us upon potential equity financings. Our expected use of funds represents our intentions based upon our current plans and business condition, which could change in the future as our plans and business condition evolve and the level of funding available to us becomes clear. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of SIL204 and any studies or other product candidates that we pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate.

Until such time, if ever, as we can generate substantial revenues from product sales, we expect to finance our cash needs through a combination of public and private equity offerings and debt financings, including registered public offerings similar to the HCW Offering completed in January 2025, warrant exercise inducement transactions similar to the one completed later in January 2025, the private placement of ordinary shares pursuant to the ELOC Agreement, strategic alliances, collaborations, and marketing, distribution, or licensing arrangements. However, adequate additional financing may not be available to us on acceptable terms, or at all, and the availability of such financing may be impacted by the economic climate and market conditions.

Reliance on public offerings, warrant exercise inducement transactions, the ELOC or other similar types of equity financing as a source of ongoing funding for our operations could involve significant issuances of ordinary shares by us that could cause the following impacts (among others):

•	significant dilution to the equity interests of our current shareholders;

•
a deemed change of control of our company due to the issuance of a substantial number of ordinary shares, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in a change in the officers and directors of our company relative to our current officers and directors, to the extent any shareholders build up significant beneficial ownership from ordinary shares issued pursuant to public offerings, warrant exercises or the ELOC;

•	may have the effect of delaying or preventing a change of control of our company by diluting the share ownership or voting rights of a person seeking to obtain control; and

•	may adversely affect prevailing market prices for our ordinary shares or warrants.

Critical Accounting Policies and Estimates

For a description of our significant accounting policies, see Note 2 to our consolidated financial statements for the year ended December 31, 2024 included in the 2024 Annual Report and Note 2 to our unaudited condensed consolidated financial statements for the three-month period ended March 31, 2025 included in this quarterly report

The preparation of our unaudited condensed consolidated financial statements for the three-month period ended March 31, 2025 and our consolidated financial statements for the year ended December 31, 2024 in conformity with U.S. GAAP required our management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements for the three-month period ended March 31, 2025 and consolidated financial statements for the year ended December 31, 2024, and in related footnotes. Actual results may differ from these estimates. We base our judgments on our experience and on various assumptions that we believe to be reasonable under the circumstances.

Of our policies, the following are considered critical to an understanding of our unaudited condensed consolidated financial statements for the three-month period ended March 31, 2025 and consolidated financial statements for the year ended December 31, 2024, as they require the application of subjective and complex judgment, involving critical accounting estimates and assumptions impacting our unaudited condensed consolidated financial statements for the three-month period ended March 31, 2025 and consolidated financial statements for the year ended December 31, 2024.

The critical accounting estimates relate to the following:

Valuation of Promissory Notes

As part of the Business Combination, we issued to Moringa’s sponsor, as well as EarlyBird, promissory notes, which we irrevocably designated to be measured at fair value. The fair value of those promissory notes is measured using a discount rate based on a B rated US dollar zero-coupon discount curve, plus a credit spread of 7.56%. The discount rate was determined with reference to benchmark interest rates of secured loans reported by venture capitals, which were then used to extract our entity-specific credit spread. Since those notes are not senior secured, one notch downgrade was applied. The expected timing of conversion or redemption of the notes was determined using our management’s forecasts.

Recent Accounting Pronouncements

See Note 2 on page F-75 to our financial statements for the year ended December 31, 2024 included in the 2024 Annual Report for a description of recent accounting pronouncements applicable to our financial statements for the three-month period ended March 31, 2025 and the year ended December 31, 2024.

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

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of ordinary shares that are held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1.0 billion in non-convertible debt in the prior three-year, or (iv) December 31, 2029. We expect to continue to take advantage of the benefits of the extended transition period, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined under paragraph (f) of Item 10 of Regulation S-K promulgated by the SEC and are exempt from the disclosures under this Item 3 of Part I of Form 10-Q. We note that our funds are invested in demand-deposit interest-bearing bank accounts. The interest accruing in those accounts is subject to fluctuation based on market changes in interest rates. We do not believe that any fluctuation in market interest rates will materially impact the value of those funds in those accounts.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act.

Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from our expectations, as described in this Quarterly Report, include the risk factors described in “Part I, Item 1.A Risk Factors” section of the 2024 Annual Report. As of the date of this Quarterly Report, there have been no material changes to those risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Recent Sales of Unregistered Securities

Reference is made to the disclosures set forth in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources,” under the sub-headings “Induced Warrant Exercise Transaction” and “Settlement of Amounts Due Under Marketing Agreement with EarlyBirdCapital”, regarding the issuance and sale by the Company of certain unregistered securities, which are incorporated herein by reference in this Part II, Item 2. All such unregistered securities sales were made in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D under the Securities Act.

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

SILEXION THERAPEUTICS CORP

Date: May 13, 2025	/s/ Ilan Hadar
	Name:	Ilan Hadar
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2025	/s/ Mirit Horenshtein-Hadar
	Name:	Mirit Horenshtein-Hadar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)