Form 10-Q
period 2025-06-30
Silexion Therapeutics Corp
filed 2025-08-12
CIK 2022416

tio
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

+972-3-756-4999
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, par value $0.0135 per share	SLXN	The Nasdaq Stock Market LLC
Warrants exercisable for ordinary shares at an exercise price of $1,552.50 per share	SLXNW	The Nasdaq Stock Market LLC

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

Yes ☐ No ☒

As of August 7, 2025, 731,642 ordinary shares, par value $0.0135 per share, of the registrant were issued and outstanding.

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

●	“Closing” are to the closing of the Business Combination, which occurred on August 15, 2024;

●	“Companies Law” are to the Companies Law (2021 Revision) of the Cayman Islands, as the same may be amended from time to time;

●	“EarlyBird” or “EBC” are to EarlyBirdCapital, Inc., the representative of the underwriters of Moringa’s initial public offering;
●
“ELOC Agreement” or “White Lion Purchase Agreement” are to the Ordinary Share Purchase Agreement, dated August 13, 2024 and effective as of August 15, 2024, as amended as of January 14, 2025, by and between our company and White Lion Capital, LLC, which agreement established an equity line of credit (the “ELOC”) for our company;

●	“Exchange Act” are to the U.S. Securities Exchange Act of 1934, as amended;

●	“initial public offering” or “IPO” are to Moringa’s initial public offering of its Class A ordinary shares and warrants, which was consummated in two closings, on February 19, 2021 and March 3, 2021;

●	“Marketing Agreement” are to the Business Combination Marketing Agreement, dated February 16, 2021, entered into by Moringa with EarlyBird in connection with the IPO;

●
“Moringa” are to Moringa Acquisition Corp, a Cayman Islands exempted company, which was formerly a special purpose acquisition company, and, after the Business Combination, is an inactive, wholly-owned subsidiary of New Silexion;

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

●	“ordinary shares” are to our ordinary shares, par value $0.0135 per share;

●
“private warrants” are to the 1,408 warrants, in the aggregate, issued to the Moringa sponsor and EarlyBirdCapital pursuant to the Business Combination in exchange, on a one-for-one basis, for Moringa warrants sold to them in private placements simultaneously with the closings of the initial public offering;

●
“public warrants” are to our 42,592 warrants that we issued pursuant to the Business Combination to holders of, and in a one-for-one exchange for, Moringa’s public warrants that were initially issued and sold in Moringa’s initial public offering;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the U.S. Securities Act of 1933, as amended;

●	“Silexion” are to Silexion Therapeutics Ltd., an Israeli company, which following the Business Combination is a wholly-owned subsidiary of New Silexion;

●
“trust account” are to the U.S.-based trust account that was maintained by Continental Stock Transfer & Trust Company acting as trustee, into which the proceeds from Moringa’s initial public offering and concurrent private placement were deposited, which proceeds were reduced due to redemptions of publicly-held Moringa Class A ordinary shares prior to the Business Combination and the remaining funds of which (after payment of fees owed to EarlyBird and other service providers of Moringa for services provided prior to the Closing) were transferred to the Company upon the Closing of the Business Combination;

●
“warrants” are to our warrants to purchase ordinary shares, consisting of (i) public warrants and private warrants issued pursuant to the Business Combination in exchange for warrants of Moringa, as well as (ii) warrants that we have issued and sold in public offering(s) and/or private placements subsequent to the Closing of the Business Combination;

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Quarterly Report, including statements in “Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report may include, for example, statements about:

•	our ability to maintain the listing of our ordinary shares and warrants on Nasdaq;

•	our current and planned pre-clinical and clinical studies and trials involving our product candidates;

•	our future performance, including our projected timeline for regulatory approvals of our product candidates;

•	our market opportunity;

•	our strategy, future operations, financial position, projected costs, prospects and plans;

•	expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

•	our ability to retain or recruit officers, key employees and directors;

•	the impact of the regulatory environment and complexities with compliance related to such environment;

•	expectations regarding future partnerships or other relationships with third parties; and

•	our future capital requirements and sources and uses of cash, including our ability to obtain additional capital in the future.

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

•
we may issue additional ordinary shares or other equity securities without your approval, which would dilute your ownership interest and may depress the market price of our ordinary shares, including: (a) up to approximately $11.9 million of remaining ordinary shares issuable under the ELOC Agreement; (b) up to 44,000 ordinary shares, in the aggregate, underlying outstanding public warrants and private warrants (as of June 30, 2025); (c) $3,433,000 of ordinary shares underlying the A&R Sponsor Promissory Note; (d) up to 33,661 ordinary shares underlying remaining outstanding ordinary warrants and up to 17,284 ordinary shares underlying placement agent warrants, all of which warrants were issued in our January 2025 public offering facilitated by H.C. Wainwright as placement agent; (e) up to 18,464 ordinary shares and 304,212 ordinary shares issuable under remaining outstanding, and newly issued, investor warrants, respectively, and up to 10,368 ordinary shares and 10,647 ordinary shares underlying placement agent warrants, respectively, which were issued in warrant exercise inducement transactions facilitated by H.C. Wainwright in late January 2025 and early August 2025, respectively; and

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Explanatory Note

From its formation on April 2, 2024 until the Closing of the Business Combination on August 15, 2024, New Silexion had no operations and had been formed for the sole purpose of entering into the Business Combination and serving as the publicly-traded registrant resulting from the Business Combination. Consequently, the financial condition and results of operations presented in this Quarterly Report (including in the unaudited condensed consolidated statements that are part of this report) for the fiscal quarter and six months ended June 30, 2024, which are used for comparative purposes to the fiscal quarter and six months ended June 30, 2025, are those of Silexion (i.e., our subsidiary, Silexion Therapeutics Ltd.), which served as the accounting acquirer in the Business Combination and the predecessor entity to the Company from an accounting perspective.

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025

SILEXION THERAPEUTICS CORP
INTERIM FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

_____________________

_____________________________________

_____________________

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	U.S. dollars in thousands
Assets
CURRENT ASSETS:
Cash and cash equivalents	$3,466	$1,187
Restricted cash	25	35
Prepaid expenses	1,683	966
Other current assets	63	62
TOTAL CURRENT ASSETS	5,237	2,250

NON-CURRENT ASSETS:
Restricted cash	53	48
Long-term deposit	5	5
Property and equipment, net	30	30
Operating lease right-of-use asset	472	530
TOTAL NON-CURRENT ASSETS	560	613
TOTAL ASSETS	$5,797	$2,863

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	U.S. dollars in thousands
Liabilities and shareholders’ equity (capital deficiency)
CURRENT LIABILITIES:
Trade payables	$692	$929
Current maturities of operating lease liability	171	158
Employee related obligations	628	642
Accrued expenses and other account payable	659	788
Private warrants to purchase ordinary shares (including $* and $1 due to related party, as of June 30, 2025 and December 31, 2024, respectively)	*	2
Underwriters Promissory Note	-	1,004
TOTAL CURRENT LIABILITIES	2,150	3,523

NON-CURRENT LIABILITIES:
Long-term operating lease liability	337	368
Related Party Promissory Note	3,190	2,961
TOTAL NON-CURRENT LIABILITIES	$3,527	$3,329
TOTAL LIABILITIES	$5,677	$6,852

SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY): Ordinary shares ($0.0135 par value per share, 1,481,482 shares authorized as of June 30, 2025 and December 31, 2024; 579,536 and 123,290** shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	8	2
Additional paid-in capital	47,604	39,263
Accumulated deficit	(47,492)	(43,254)
TOTAL SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)	$120	$(3,989)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)	$5,797	$2,863

All share amounts have been retroactively adjusted to reflect a 1-for-15 reverse share split as discussed in Note 11(b)

* Represents an amount less than $1

** Net of 28 treasury shares held by the Company as of December 31, 2024

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
	U.S. dollars in thousands		U.S. dollars in thousands
OPERATING EXPENSES:
Research and development (including $0 and $34 from related party for the six months period ended June 30, 2025 and 2024, respectively, and including $0 and $17 from related party for the three months period ended June 30, 2025 and 2024, respectively)	$1,608	$1,727	$1,018	$766
General and administrative (including $58 and $24 from related party for the six months period ended June 30, 2025 and 2024, respectively, and including $37 and $12 from related party for the three months period ended June 30, 2025 and 2024, respectively)	2,326	908	1,266	619
TOTAL OPERATING EXPENSES	3,934	2,635	2,284	1,385
OPERATING LOSS	3,934	2,635	2,284	1,385
Financial expenses, net (including $229 and $135 from related party for the six months period ended June 30, 2025 and 2024, respectively, and including $197 and $60 from related party for the three months period ended June 30, 2025 and 2024, respectively)	301	270	216	102
LOSS BEFORE INCOME TAX	$4,235	$2,905	$2,500	$1,487
INCOME TAX	3	7	3	2
NET LOSS	$4,238	$2,912	$2,503	$1,489

Attributable to:
Equity holders of the Company	4,238	2,845	2,503	1,472
Non-controlling interests	-	67	-	17
	$4,238	$2,912	$2,503	$1,489

LOSS PER SHARE, BASIC AND DILUTED	$8.21	$381.09	$4.32	$197.80

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE	516,110	7,466	579,523	7,442

All share amounts have been retroactively adjusted to reflect a 1-for-9 and a 1-for-15 reverse share splits as discussed in Note 1(g) and 11(b)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS CORP
UNAUDITED CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
(U.S. dollars in thousands, except per share data)

	Redeemable Convertible Preferred Shares											Ordinary shares			Additional paid-in Capital	Accumulated deficit	Total shareholders’ equity (capital deficiency)	Total redeemable convertible preferred shares and contingently redeemable non-controlling interests, net of shareholders’ equity (capital deficiency)
	Series A preferred shares		Series A-1 preferred shares		Series A-2 preferred shares		Series A-3 preferred shares		Series A-4 preferred shares		Contingently redeemable non-controlling interests
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares		Amount
BALANCE AT JANUARY 1, 2024	2,875	$7,307	676	$2,392	337	$2,264	470	$2,683	161	$411	$3,420	6,516		*	$11,335	$(26,811)	$(15,476)	$3,001
CHANGES DURING THE SIX MONTHS PERIOD ENDED JUNE 30, 2024 (unaudited):
Exercise of options												919	**	*	*		*	*
Share-based compensation															64		64	64
Net loss											(67)					(2,845)	(2,845)	(2,912)
BALANCE AS OF JUNE 30, 2024	2,875	$7,307	676	$2,392	337	$2,264	470	$2,683	161	$411	$3,353	7,435		*	$11,399	$(29,656)	$(18,257)	$153

BALANCE AT JANUARY 1, 2025	-	-	-	-	-	-	-	-	-	-	-	123,248	***	$2	$39,263	$(43,254)	$(3,989)	$(3,989)
CHANGES DURING THE SIX MONTHS PERIOD ENDED JUNE 30, 2025 (unaudited):
Issuance of ordinary shares and warrants upon public offering, net of issuance costs and exercise of pre-funded warrants to ordinary shares (see Note 4(a))												246,914		3	4,252		4,255	4,255
Exercise of warrants (see Note 4(a))												42,683		3	863		864	864
Issuance of ordinary shares and warrants upon warrants inducement, net of issuance costs (see Note 4(b))												148,102		2	2,812		2,814	2,814
Share-based compensation												28		*	58		58	58
Conversion of EarlyBird Promissory Note (see Note 5)												18,519		*	356		356	356
Net loss																(4,238)	(4,238)	(4,238)
BALANCE AS OF JUNE 30, 2025	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	579,536		$8	$47,604	$(47,492)	$120	$120

All share amounts have been retroactively adjusted to reflect a 1-for-9 and a 1-for-15 reverse share splits as discussed in Note 1(g) and 11(b)
* Represents an amount less than $1
** Represents fully vested pre-funded options for the Company’s ordinary shares at an exercise price of $0.339 or 0.339 NIS per share
*** Net of 28 treasury shares held by the Company as of December 31, 2024

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS CORP
UNAUDITED CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
(U.S. dollars in thousands, except per share data)

	Redeemable Convertible Preferred Shares											Ordinary shares			Additional paid-in Capital	Accumulated deficit	Total shareholders’ equity (capital deficiency)	Total redeemable convertible preferred shares and contingently redeemable non-controlling interests, net of capital deficiency
	Series A preferred shares		Series A-1 preferred shares		Series A-2 preferred shares		Series A-3 preferred shares		Series A-4 preferred shares		Contingently redeemable non-controlling interests
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares		Amount
BALANCE AT MARCH 31, 2024	2,875	$7,307	676	$2,392	337	$2,264	470	$2,683	161	$411	$3,370	7,435		*	$11,367	$(28,184)	$(16,817)	$1,610
CHANGES DURING THE THREE MONTHS PERIOD ENDED JUNE 30, 2024 (unaudited):
Share-based compensation															32		32	32
Net loss											(17)					(1,472)	(1,472)	(1,489)
BALANCE AS OF JUNE 30, 2024	2,875	$7,307	676	$2,392	337	$2,264	470	$2,683	161	$411	$3,353	7,435		*	$11,399	$(29,656)	$(18,257)	$153

BALANCE AT MARCH 31, 2025	-	-	-	-	-	-	-	-	-	-	-	579,508	**	$8	$47,567	$(44,989)	$2,586	$2,586
CHANGES DURING THE THREE MONTHS PERIOD ENDED JUNE 30, 2025 (unaudited):
Share-based compensation												28		*	37		37	37
Net loss																(2,503)	(2,503)	(2,503)
BALANCE AS OF JUNE 30, 2025	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	579,536		$8	$47,604	(47,492)	120	120

All share amounts have been retroactively adjusted to reflect a 1-for-9 and a 1-for-15 reverse share splits as discussed in Note 1(g) and 11(b)
* Represents an amount less than $1
** Net of 28 treasury shares held by the Company as of March 31, 2025

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
	U.S. dollars in thousands		U.S. dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,238)	$(2,912)	$(2,503)	$(1,489)
Adjustments required to reconcile loss to net cash used in operating activities:
Depreciation	7	15	3	7
Share-based compensation expenses	58	64	37	32
Non-cash financial expenses	310	219	229	83

Changes in operating assets and liabilities:
Increase in prepaid expenses	(717)	(192)	(205)	(63)
Decrease (increase) in other current assets	(1)	(42)	(5)	2
Increase (decrease) in trade payable	(237)	(38)	(30)	37
Net change in operating lease	1	4	2	2
Increase (decrease) in employee related obligations	(14)	44	4	(3)
Increase (decrease) in accrued expenses and other account payable	(129)	21	(39)	327
Net cash used in operating activities	(4,960)	(2,817)	(2,507)	(1,065)

CASH FLOWS FROM INVESTING ACTIVITIES-
Purchase of property and equipment	(7)	(6)	(1)	-
Net cash used in investing activities	(7)	(6)	(1)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of options	-	*	-	-
Proceeds from issuance of ordinary shares upon public offering	5,000	-	-	-
Issuance costs related to public offering	(745)	-	(95)	-
Proceeds from exercise of warrants	864	-	-	-
Proceeds from issuance of ordinary shares upon warrants inducement	3,276	-	-	-
Issuance costs related to warrants inducement	(462)	-	(100)	-
Payment of Underwriters Promissory Note	(696)	*	-	-
Net cash provided by (used in) financing activities	7,237	*	(195)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	2,270	(2,823)	(2,703)	(1,065)
EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	4	(75)	14	(19)
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	1,270	4,645	6,233	2,831
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$3,544	$1,747	$3,544	$1,747

* Represents an amount less than $1

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
	U.S. dollars in thousands		U.S. dollars in thousands
Appendix A– RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH REPORTED IN THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	3,466	1,697	3,466	1,697
Restricted cash	78	50	78	50
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH SHOWN IN STATEMENT OF CASH FLOWS	$3,544	$1,747	$3,544	$1,747

Appendix B - SUPPLEMENTARY INFORMATION:
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Conversion of Promissory Note to ordinary shares	$356	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$13	$-	$-	$-
Interest received	$46	$25	$44	$6

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

f.
In October 2023, Israel was attacked by Hamas, a terrorist organization and entered a state of war. Since the commencement of these events, there have been additional active hostilities, including with Hezbollah in Lebanon, the Houthi movement which controls parts of Yemen, and with Iran. As of the date of these condensed consolidated financial statements, the war with Hamas is ongoing and continues to evolve. In response to ongoing Iranian aggression and support of proxy attacks against Israel, on June 12, 2025, Israel conducted a series of preemptive defensive air strikes in Iran targeting Iran’s nuclear program and military commanders. On June 24, 2025, a ceasefire had been reached and as of such date there has been no further escalation of hostilities between Israel and Iran; however, there is no assurance that the ceasefire will be upheld and military activity and hostilities may continue to exist at varying levels of intensity. Any or all of these situations may potentially escalate in the future to more violent events.

The Company’s employees and management personnel are located in Israel, however other core activities including research and development, clinical, regulatory etc. are located outside of Israel. Currently, the Company’s activities in Israel remain largely unaffected. During the six months ended June 30, 2025 and as of December 31, 2024, the impact of this war on the Company’s results of operations and financial condition was immaterial.

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(U.S. dollars in thousands)

NOTE 1  - GENERAL (continued):

g.
On November 22, 2024, the Company announced a prospective 1-for-9 reverse share split of all of its issued and outstanding, and authorized but unissued, ordinary shares. The reverse share split resulted in a corresponding increase in the par value of the Company’s ordinary shares, from $0.0001 per share to $0.0009 per share. No fractional shares have been issued as a result of the reverse split, as any fractional share totals to which shareholders become entitled have been rounded up to the nearest whole number of shares. The reverse share split became effective after market close on November 27, 2024, and the Company’s ordinary shares began trading on a reverse split-adjusted basis on the Nasdaq Global Market on November 29, 2024. All references made to ordinary shares, preferred shares and per share amounts (for each of New Silexion, Silexion and Moringa) in these consolidated financial statements, for the periods in 2024 that preceded that reverse share split, unless otherwise indicated, have been retroactively adjusted to reflect the reverse share split.

For the additional, 1-for-15 reverse share split effected after the end of the reporting period, see Note 11(b).

h.	Going concern:

Since its inception, the Company has devoted substantially all its efforts to research and development, clinical trials, and capital raising activities. The Company is still in its development and clinical stage and has not yet generated revenues.

The Company (or, for those periods prior to the Transactions, its predecessor, Silexion) has incurred losses of $4,238 and $16,519 for the six-months period ended on June 30, 2025 and for the year ended December 31, 2024, respectively. During the six-month period ended on June 30, 2025, the Company had negative operating cash flows of $4,960.  As of June 30, 2025, the Company had cash and cash equivalents of $3,466.

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

The accompanying condensed financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial statements and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which include normal and recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2025, and the consolidated results of operations, statements of changes in redeemable convertible preferred shares and shareholders’ equity  (capital deficiency) and cash flows for the six and three-month period ended June 30, 2025 and 2024.

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(U.S. dollars in thousands)

NOTE 2  - SIGNIFICANT ACCOUNTING POLICIES (continued):

The consolidated results for the six and three-month ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

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

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. As applicable to these financial statements, the most significant estimates and assumptions relate to fair value of financial instruments, see Note 7. These estimates and assumptions are based on current facts, future expectations, and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates.

c.	Restricted cash

As of June 30, 2025 and December 31, 2024, the Company pledged an amount of $53 and $57, respectively in favor of a bank as collateral for guarantees provided to secure the lease payments.

The Company is required to hold a minimum amount of NIS 86 in its bank account in order to maintain availability of a credit line from its credit card company.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, restricted cash and long-term deposit. The Company deposits cash and cash equivalents mostly with three low risk financial institution. The Company has not experienced any material credit losses in these accounts and does not believe it is exposed to significant credit risk on these instruments.

f.	Recently adopted accounting pronouncements :

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

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(U.S. dollars in thousands)

NOTE 3  - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Statement of operations:

a.	Research and development expenses:
	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
Payroll and related expenses	$854	$476	$485	$216
Share-based compensation expenses	-	38	-	19
Subcontractors and consultants	598	1,128	442	497
Rent and maintenance	95	49	55	18
Other	61	36	36	16
	$1,608	$1,727	$1,018	$766

b.	General and administrative expenses:

Payroll and related expenses	$739	$280	$407	$151
Share-based compensation expenses	58	26	37	13
Professional services	1,111	448	586	369
Depreciation	7	15	3	7
Rent and maintenance	85	72	55	46
Patent registration	51	25	47	16
Travel expenses	91	16	37	7
Other	184	26	94	10
	2,326	$908	$1,266	$619

c.	Financial expense, net:

Change in fair value of financial liabilities measured at fair value	$277	$145	$198	$64
Interest income, net	(34)	(25)	(43)	(6)
Foreign currency exchange loss, net	55	148	61	42
Other	3	2	-	2
Total financial expense (income), net	$301	$270	$216	$102

NOTE 4  - WARRANTS TO PURCHASE PREFERRED SHARES:

a.	Public Offering of Ordinary Shares, Pre-Funded Warrants, and Ordinary Warrants.

On January 15, 2025, and January 17, 2025, the Company offered and sold, in a public offering (the “Offering”) 143,067 ordinary shares and 143,067 ordinary warrants to purchase up to 143,067 ordinary shares, at a purchase price of $20.25 per ordinary share and accompanying warrant, and 103,847 pre-funded warrants to purchase up to 103,847 ordinary shares and 103,847 ordinary warrants to purchase up to 103,847 ordinary shares, at a purchase price of $20.25 per pre-funded warrant and accompanying ordinary warrant. The aggregate gross proceeds to the Company from the Offering were approximately $5,000, net of transaction costs of $745.

The pre-funded warrants were immediately exercisable at an exercise price of $0.0015 per ordinary share and were not to expire until exercised in full. The ordinary warrants had an exercise price of $20.25 per ordinary share, were immediately exercisable, and could be exercised for five years from issuance.

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(U.S. dollars in thousands)

NOTE 4  - WARRANTS TO PURCHASE PREFERRED SHARES (continued):

Applying ASC 815-40, the Company concluded that the pre-funded warrants and ordinary warrants were considered indexed to the Company’s own stock and met the conditions for equity classification, and thus were presented within equity.

As compensation for the placement agent’s role in the public offering, the Company issued to it warrants to purchase up to 17,284 ordinary shares. Those placement agent warrants had an exercise price of $25.31 per ordinary share, were exercisable for five years from the date of the commencement of sales in the Offering, and otherwise reflected substantially the same terms as the ordinary warrants sold in the Offering.

As of June 30, 2025, a total of 42,683 investor warrants had been exercised for 42,683 of the Company’s ordinary shares, and all 103,847 pre-funded warrants had been exercised for 103,847  ordinary shares, for total proceeds of $864, not including exercises as a result of the inducement transaction (which is described below).

b.	Induced Warrant Exercise Transaction

On January 29, 2025, the Company entered into an inducement offer letter agreement (the “Inducement Offer”) with holders of 148,102 of the Company’s existing ordinary warrants that had been issued in the Offering. Under the Inducement Offer, on January 30, 2025, those holders exercised those warrants for cash and purchased 148,102 ordinary shares at a cash exercise price of $20.25 per share. As consideration for the holders’ agreement to exercise, the Company issued to them new ordinary warrants to purchase up to an aggregate of 148,102 ordinary shares at an exercise price of $22.50 per share (the “New Ordinary Warrants”). The exercising holders also paid the Company an additional $1.88 per New Ordinary Warrant issued to them. The Company received aggregate gross proceeds of approximately $3,276 from the exercise of the existing ordinary warrants by the holders, net of placement agent fees and other offering expenses of $462. The induced exercise of equity-classified warrants was accounted for as issuance costs of the New Ordinary Warrants.

Upon exercise for cash of any New Ordinary Warrants, in certain circumstances, the placement agent will receive from the Company a cash fee of 8.0% of the aggregate gross exercise price. Pursuant to the Inducement Offer transaction, the Company also issued to the placement agent warrants to purchase up to 10,368 ordinary shares, which have the same terms as the New Ordinary Warrants issued in the transaction, except that the placement agent warrants have an exercise price equal to $27.66 per share. Upon exercise for cash of any New Ordinary Warrants, in certain circumstances, the Company will issue to the placement agent warrants that are exercisable for 7.0% of the number of ordinary shares issuable upon the exercise of those New Ordinary Warrants. As of June 30, 2025, the payment of cash fees and issuance of additional warrants to the placement agent upon exercise of New Ordinary Warrants were not probable.

Both the New Ordinary Warrants and the placement agent warrants were immediately exercisable from the date of their issuance until the 24-month anniversary of the effective date of the resale registration statement that registered, with the SEC, the resale of the ordinary shares underlying the New Ordinary Warrants and related placement agent warrants.

NOTE 5 - UNDERWRITERS PROMISSORY NOTE

During January 2025, the Company has repaid $158 of the principal amount of the Underwriters Promissory Note.

On March 13, 2025, the Company entered into a letter agreement (the “Note Conversion Inducement Agreement”) with EarlyBird, under which the then outstanding principal amount and accrued interest of the Convertible Promissory Note issued to EarlyBird of $880 were extinguished for a cash payment (including the accrued interest) of $551 and 18,519 Ordinary Shares.

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(U.S. dollars in thousands)

NOTE 6  - SHARE-BASED COMPENSATION:

The Company's share-based compensation expenses amounted to a total of $58 and $64 in the six months periods ended June 30, 2025 and 2024, respectively. As of June 30, 2025, 1,778 shares remain available for grant under the Company’s 2024 Incentive Option Plans.

On July 14, 2025, the Company’s general meeting approved an increase to the equity incentive pool. As a result, the total number of equity awards available to be granted under the 2024 Equity Incentive Plan increased by 84,791 to a total of 86,568. For further details, see Note 11(a)

Summary of outstanding and exercisable options:

Below is a summary of the Company's share-based compensation activity and related information with respect to options granted to employees and non-employees for the six months periods ended June 30, 2025:

	Number of options	Weighted-average exercise price (in U.S. dollars)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at January 1, 2025	1,608	897.47	7.19	-
Granted	4,680	18.90	9.62	-
Expired	(20)	907.57	-	-
Outstanding at June 30, 2025	6,268	241.40	8.88	-

Exercisable at June 30, 2025	1,588	897.34	6.71	-

Vested and expected to vest at June 30, 2025	1,588	897.34	6.71	-

In 2024 no options were granted.

On February 9, 2025, Silexion’s board of directors approved granting 4,680 options to Silexion’s directors.

RSUs granted to employees and non-employees:

In the six months ending June 30, 2025, Silexion granted 3,994 RSUs to its directors and service providers, of which, 3,966 RSUs were approved to be granted to Silexion’s board of directors on February 9, 2025.”

The share-based compensation expense by line item in the accompanying consolidated statements of operations is summarized as follows:

	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
Research and development	$-	$38	$-	$19
General and administrative	58	26	37	13
	$58	$64	$37	$32

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(U.S. dollars in thousands)

NOTE 7  - FAIR VALUE MEASUREMENTS:

Financial instruments measured at fair value on a recurring basis

The Company’s assets and liabilities that are measured at fair value as of June 30, 2025, and December 31, 2024, are classified in the tables below in one of the six categories described in “Note 2 – Fair value measurement”:

	June 30, 2025
	Level 3		Total
Financial Liabilities
Private Warrants to ordinary shares	$	*	$	*
Promissory Notes		$3,190		$3,190

	December 31, 2024
	Level 3	Total
Financial Liabilities
Private Warrants to ordinary shares	$2	$2
Promissory Notes	$3,965	$3,965

The following is a roll forward of the fair value of liabilities classified under Level 3:

	Six months ended June 30, 2025			Three months ended June 30, 2025
	Promissory Notes	Private Warrants to ordinary shares		Promissory Notes	Private Warrants to ordinary shares
Fair value at the beginning of the period	$3,965		$2	$2,993		$1
Change in fair value	290		(2)	197		(1)
Repayments	(709)		-	-		-
Conversion to equity	(356)		-	-		-
Fair value at the end of the period	$3,190	$	*	$3,190	$	*

* Represents an amount less than $1

	Six months ended June 30, 2024	Three months ended June 30, 2024
	Warrants to preferred shares
Fair value at the beginning of the period	$200	$281
Change in fair value	145	64
Fair value at the end of the period	$345	$345

Promissory Notes

In measuring the fair value of the Company’s Promissory Notes, a discount rate of 11.85%-13.39% was used, based on a B- rated US dollar zero-coupon discount curve, plus a credit spread of 6.67% - 7.56%. The expected timing of conversion or repayment of the notes was determined using the Company’s forecasts.

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(U.S. dollars in thousands)

NOTE 7  - FAIR VALUE MEASUREMENTS (continued):

Warrants over ordinary shares

A Black-Scholes-Merton model with Level 3 inputs was used to calculate the Company’s warrants’ fair value. Inherent in a Black-Scholes-Merton model are assumptions related to expected life (term), expected stock price, volatility, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of selected peer companies’ ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero.

The following table provides quantitative information regarding Level 3 fair value measurement inputs of the warrants:

	June 30
	2025	2024
Volatility	90.34%	74.82%
Term (years)	4.13	5.13
Dividend yield	0%	0%

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

NOTE 8  - NET LOSS PER SHARE:

The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders for the periods presented (USD in thousands, except per share data):

	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
Numerator:
Net loss	$4,238	$2,912	$2,503	$1,489
Net loss attributable to ordinary shareholders, basic and diluted:	$4,238	$2,845	$2,503	$1,472
Denominator:
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	516,110	7,466	579,523	7,442
Net loss per share attributable to ordinary shareholders, basic and diluted	$8.21	$381.09	$4.32	$197.80

Basic loss per share is computed on the basis of the net loss for the period divided by the weighted average number of ordinary shares outstanding during the period, including fully vested pre-funded options for the Company’s ordinary shares at an exercise price of $0.339  or 0.339 NIS per share, as well as pre-funded warrants with an exercise price of $0.0015 per share as the Company considers these shares to be exercised for little to no additional consideration.

As of June 30, 2025 and June 30, 2024, the basic loss per share calculation included a weighted average number of 7 and 291, respectively, of fully vested pre-funded options. As the inclusion of other potential ordinary shares equivalents in the calculation would be anti-dilutive for all periods presented, diluted net loss per share is the same as basic net loss per share.

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(U.S. dollars in thousands)

NOTE 8  - NET LOSS PER SHARE (continued):

The following instruments were not included in the computation of diluted earnings per share because of their anti-dilutive effect:

For the period ended on June 30, 2025

-	Warrants to purchase Ordinary Shares (see also Note 4).
-	Share-based compensation;
-	Promissory Notes (see also Note 5).

For the period ended on June 30, 2024:

-	Redeemable convertible preferred shares;
-	Warrants to purchase redeemable convertible preferred shares;
-	Share-based compensation;

NOTE 9  - TRANSACTIONS AND BALANCES WITH RELATED PARTIES:

Transactions with related parties which are shareholders, executive officers and directors of the Company:

a.	Transactions:

	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
Share-based compensation included in research and development expenses	$-	$34	$-	$17
Share-based compensation included in general and administrative expenses	$58	$24	$37	$12
Financial expenses	$229	$135	$197	$60

b.	Balances:

	June 30, 2025		December 31, 2024
Current liabilities —
Private warrants to purchase ordinary shares	$	*	$1

	June 30, 2025	December 31, 2024
Non-Current liabilities -
Sponsor Promissory Note	$3,190	$2,961

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(U.S. dollars in thousands)

NOTE 10  - SEGMENT INFORMATION

The Company operates as a single operating segment in the research and development of innovative treatments for pancreatic cancer based on siRNAs. The Company’s CODM is its Chief Executive Officer (CEO). The CODM reviews the Company’s performance on a consolidated basis. As such, the segment’s loss is the Company’s consolidated net loss and the segment’s assets and liabilities are the Company’s consolidated assets and liabilities.

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

The CODM reviews the Company’s results on a consolidated basis. The management does not segregate its business for internal reporting. As such, information on segment loss and significant expenses is similar to the Company’s consolidated statements of operations. The CODM is also regularly provided with information on significant ordinary-course expenses, including the following expenses.

	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
Clinical trials and other payments to R&D-related service providers	$598	$1,131	$442	$497
R&D payroll and related expenses, other than share-based compensation	854	476	485	216
R&D share-based compensation expenses	-	38	-	19
G&A payroll and related expenses, other than share-based compensation	739	280	407	151
G&A share-based compensation expenses	58	26	37	13
G&A Professional services	1,111	448	586	369
Depreciation expenses	7	15	3	7
Other segment expenses (*)	567	221	324	113
Operating loss	3,934	2,635	2,284	1,385
Interest income	(46)	(25)	(44)	(6)
Interest expense	11	-	-	-
Other financing expense (income), net	336	295	260	108
Income taxes	3	7	3	2
Net loss	$4,238	$2,912	$2,503	$1,489

Segment assets	$5,797	$2,315	$5,797	$2,315
Expenditures for segment assets	$(7)	$(6)	$-	$-
Segment liabilities	$5,677	$2,372	$5,677	$2,372

(*) Other segment expenses include mainly general and administrative-related expenses, such as office lease expenses and maintenance and HR expenses.

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(U.S. dollars in thousands)

NOTE 11  - SUBSEQUENT EVENTS:

a.	Increase in Authorized Pool Under 2024 Equity Incentive Plan

On July 14, 2025, the Company’s shareholders approved an increase in the number of ordinary shares authorized for issuance under the Company’s 2024 Equity Incentive Plan (the “2024 Plan”) by 84,791 ordinary shares, increasing the total number of ordinary shares reserved for issuance under the Company’s equity pool for the 2024 Plan to 86,568 ordinary shares.

b.	Additional Reverse Share Split

On July 28, 2025 (which was initially reflected in the share price prior to the start of trading on July 29, 2025), the Company effected a 1-for-15 reverse share split of the Company’s issued and outstanding, and authorized and unissued, ordinary shares. The reverse share split resulted in a corresponding increase in the par value of the Company’s ordinary shares, from $0.0009 per share to $0.0135 per share. Unless otherwise indicated herein, all references made to share or per share amounts in these unaudited consolidated financial statements (including the notes to the financial statements), have been retroactively adjusted to reflect the reverse share split.

The reverse share split is expected to enable the Company to restore its compliance with Nasdaq Listing Rule 5550(a)(2), and to assist the Company in remaining listed on the Nasdaq Capital Market. On July 18, 2025, the Company had received a letter from the staff of the Nasdaq Listings Qualifications Department notifying the Company that for the 30 consecutive business days preceding the letter, the closing bid price of the Company’s ordinary shares was below the $1.00 minimum, constituting a bid price deficiency. The staff indicated in that letter that the Nasdaq hearings panel (which on July 7, 2025 had approved the Company’s request to remain listed on Nasdaq, subject to certain conditions) would consider that deficiency in its decision as to whether to enable the Company to remain listed on the Nasdaq Capital Market. As part of the hearings process, the Company had disclosed to the hearings panel, and the panel noted in its decision, that the Company intended to effect a reverse share split to remedy the bid price deficiency. While increasing the Company's share price above the required $1.00 minimum closing bid price (which potentially will enable the Company to restore its compliance if remaining above $1.00 for at least 10 consecutive trading days), the reverse share split also did not reduce the number of publicly held shares of the Company below 500,000, thereby enabling the Company to maintain the minimum quantity needed for continued listing on the Nasdaq Capital Market.

c.	Additional Warrant Inducement Transaction

On July 31, 2025, the Company entered into an inducement offer letter agreement (the “July 2025 Inducement Offer”) with holders of 152,106 of the Company’s existing ordinary warrants, of which (i) 22,468 warrants had been issued in the Offering and had a five-year exercise term and an exercise price of $20.25 per underlying ordinary share, and (ii) 129,638 warrants had been issued in the Company’s prior warrant inducement transaction on January 30, 2025 and had a 24-month exercise term and an exercise price of $22.50 per underlying ordinary share.

The closing under the July 2025 Inducement Offer occurred on August 1, 2025, when those holders exercised those warrants for cash and purchased 152,106 ordinary shares at a reduced cash exercise price of $11.57 per share. The Company received aggregate gross proceeds of approximately $1,800 from the exercise of the existing ordinary warrants by the holders, net of placement agent fees and other offering expenses of $0.3 million.

As consideration for the holders’ agreement to exercise, the Company issued to them new ordinary warrants to purchase up to an aggregate of 304,212 ordinary shares at an exercise price of $11.32 per share (the “July 2025 Ordinary Warrants”). The July 2025 Ordinary Warrants will be exercisable beginning upon (and subject to) the approval by the Company’s shareholders of an increase in the Company’s authorized share capital (which is being presented for shareholder approval at the upcoming extraordinary general meeting of the Company to be held on August 12, 2025). The July 2025 Ordinary Warrants will remain exercisable until the 24-month anniversary of the effective date of the resale registration statement under which the Company is required to register the resale of the ordinary shares underlying those warrants and the placement agent warrants (as referenced below).

Pursuant to the July 2025 Inducement Offer transaction, the Company also issued to the placement agent warrants to purchase up to 10,647 ordinary shares, which have the same terms as the July 2025 Ordinary Warrants, except that the placement agent warrants have an exercise price equal to $14.46 per share. Upon exercise for cash of any July 2025 Ordinary Warrants, in certain circumstances, the placement agent will receive from the Company a cash fee of 8.0% of the aggregate gross exercise price, as well as additional placement agent warrants exercisable for 7.0% of the number of ordinary shares issuable upon the exercise of those July 2025 Ordinary Warrants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory Note

The following discussion and analysis of our financial condition and results of operations (this “MD&A”) should be read in conjunction with the financial statements and the related notes included elsewhere in this quarterly report. Some of the information contained in this discussion and analysis or set forth in this quarterly report, including information with respect to our plans, objectives, expectations, projections, and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Part II, Item 1.A. Risk Factors” of this quarterly report, our actual results could differ materially from the results described in or implied by these forward-looking statements. See also the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this quarterly report.

Unless the context otherwise requires, references to the “Company,” “we,” “us” and “our” in this MD&A generally refer to: (i) for all periods preceding, and through the Closing of, the Business Combination, Silexion, and, (ii) for all periods following the Closing, New Silexion.

Overview

We are a Cayman Islands exempted company that was originally formed for the purpose of effectuating the Business Combination and that now serves as a publicly-traded holding company for each of Silexion (through which our operations are carried out) and Moringa (which has no operations). Our ordinary shares and warrants were initially listed on the Nasdaq Global Market and were recently transferred to the Nasdaq Capital Market, and are quoted for trading under the symbols “SLXN” and “SLXNW”, respectively.

We conduct operations primarily through our principal subsidiary— Silexion— which is a clinical-stage, oncology-focused biotechnology company engaged in the discovery and development of proprietary treatments for cancers driven by Kirsten rat sarcoma viral oncogene homolog (“KRAS”). The KRAS gene, when mutated, plays a central role in many cancer types, such as pancreatic, colorectal and lung, and is therefore considered to be an oncogene.  This oncogene instructs cells to make the corresponding KRAS protein which has a controlling function in cell growth signaling in the cancer cells.  Various pharmaceutical companies are developing inhibitors of this protein, which attempt to inhibit its activity after it is already functioning in an oncogenic manner.  At Silexion, we have taken a different approach, moving upstream to the source of the cancer; silencing the KRAS oncogene so the oncogenic protein is not made.  We believe this approach has various important clinical advantages.  Our technology works by inducing the tumor cells to destroy the messenger (mRNA) between the oncogene and the tumor cell’s protein manufacturing apparatus.  For this we use small segments biologically complementary to the oncogenic mRNA, made out of the natural genetic building block of mRNA, and modify them to become significantly more stable and with capability to more readily enter the tumor cells, yet while maintaining their important ability to carry out the treatment. These small pieces of genetic material are called small interfering RNA(siRNA) as they are relatively small compared to the mRNA molecule and they interfere with the mRNA function. Our lead product candidate, SIL204, is a second generation siRNA. The siRNA prevents or severely limits the tumor cells’ manufacturing of the protein.  Without the mutated KRAS protein, the mechanism of generating the tumor is prevented.  In pancreatic cancer, ~92% of patients have this mutated oncogene. To further optimize treatment, we introduce a novel delivery approach which we refer to as an Integrated Treatment Regimen.  To get across the very strong barrier surrounding pancreatic tumor cells, which limits the effectiveness of current treatments, we administer SIL204 directly into the tumor, where it can be most effective.  For affected tumor cells which may have already left the primary tumor,  we also administer SIL204 systemically via the subcutaneous route.  In order to be used as a first-line treatment, we administer the Integrated Treatment Regimen alongside standard of care (SoC) chemotherapy.  The approach of using an siRNA directed against mutated KRAS together with SoC chemotherapy evidenced a benefit for overall survival over SoC chemotherapy alone in a Phase 2 clinical trial, where the siRNA used was our prototype or first-generation product.  We are further expecting improved overall survival results with our second generation product SIL204.

Prior to the Business Combination, Silexion financed its operations primarily with the net proceeds from private offerings of its ordinary shares and convertible preferred shares, convertible financing agreements and Simple Agreement for Future Equity (SAFE) financings, and royalty-bearing grants from the Israeli Innovation Authority (the “IIA”). Those grants have totaled $5.8 million through June 30, 2025).

Upon the Closing of the Business Combination, we raised $2.0 million via a private investment in public entity (PIPE) financing, whereby Moringa sold to Greenstar, LP, an affiliate of the sponsor of Moringa, 1,482 newly issued Moringa ordinary shares, at a price of $1,350.00 per share, which shares converted into an equivalent number of New Silexion ordinary shares at the Closing, Also in connection with the Closing, we entered into the ELOC Agreement with White Lion, which provided us with an equity line of credit of up to $15.0 million (the “ELOC”).We have utilized the ELOC for financings from time to time since the Closing of the Business Combination, having raised an aggregate of $3.1 million from the ELOC through June 30, 2025.

In addition to ongoing financings via the ELOC, as a public company, we have raised capital via the public offering of ordinary shares and/or pre-funded warrants, together with ordinary warrants, having completed our first public offering following the Closing in January 2025, which raised gross proceeds of approximately $5.0 million. As a follow-up to that public offering, later in January 2025, and again at the start of August 2025, we completed transactions for the induced exercise of ordinary warrants, which raised gross proceeds of approximately $3.3 million and $1.8 million, respectively, before deducting placement agent fees and other offering expenses. H.C. Wainwright served as the exclusive placement agent for each of those transactions. Those transactions are described in further detail below in this MD&A under “Liquidity and Capital Resources”.

Since our inception, we have incurred significant operating losses. Our net losses (consisting of Silexion’s net losses for all periods through the Business Combination, and the combined company’s net losses for all periods after) were $4.2 million and $2.5 million for the six months and three months ended June 30, 2025, respectively, and $16.5 million for the year ended December 31, 2024. As of June 30, 2025, we had an accumulated deficit of $47.5 million (reflecting Silexion’s accumulated deficit for all periods through August 15, 2024 and the combined company's accumulated deficit from August 16, 2024 through June 30, 2025). We have not recognized any revenue to date.

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

Reverse Share Splits

On November 27, 2024 and July 28, 2025, we effected reverse share splits of our authorized ordinary shares (both issued and outstanding, and unissued) at ratios of 1-for-9 and 1-for 15, respectively, with market effective dates of November 29, 2024 and July 29, 2025, respectively. Unless specifically provided otherwise herein, all historical share, per share and related option and warrant data during any period prior to either of the reverse share splits (including, with respect to the second reverse share split, the three-month and six-month periods ended June 30, 2025, and with respect to both reverse share splits, the three-month and six-month periods ended June 30, 2024, which are used for comparative purposes to the corresponding periods of 2025) that is presented in this quarterly report has been retroactively adjusted to reflect the reduced number of shares and the increase in the share price which resulted from the reverse share splits.

Continued Nasdaq Listing

As described further in “Liquidity and Capital Resources” of this Part I, Item 2 below, our financial condition is dependent upon, and supported by, our ability to fund our operations in an ongoing manner, including via equity financings. Our Nasdaq listing supports that ability, as many potential desirable investors or financing sources would be unwilling to consider an investment in our company on reasonable terms or at all if our ordinary shares and warrants were to be delisted from Nasdaq, which would likely reduce the liquidity of our securities and increase volatility in our trading price.

On May 22, 2025, we received a delisting notice from the Nasdaq Listing Qualifications Department in respect of two listing deficiencies that we had been unable to remedy during the six-month cure period since we had initially been notified of those deficiencies, on November 19, 2024. The deficiencies related to our failure to maintain (i) a minimum Market Value of Listed Securities of $50 million and (ii) a minimum Market Value of Publicly Held Shares of $15 million, in each case for continued listing on the Nasdaq Global Market. We appealed the delisting notice to a Nasdaq hearings panel, and a hearing was held before the panel on June 26, 2025. On July 7, 2025, we received a favorable decision from the hearings panel, granting our request to remain listed on Nasdaq, subject to certain conditions. As part of the favorable outcome, the listings of our ordinary shares and warrants were subsequently transferred from the Nasdaq Global Market to the Nasdaq Capital Market.

Under the terms of the decision reached by the hearings panel, the continued listing of our securities on the Nasdaq Capital Market is conditioned on our fulfillment of the terms of the compliance plan that we had presented to the panel in connection with the June 26, 2025 hearing. That plan was designed to enable us to achieve at least $2.5 million of shareholders’ equity (the “shareholders’ equity requirement”) and thereby comply with the Equity Standard for listing on the Nasdaq Capital Market on a continued basis.  The terms of the compliance plan consist, in primary part, of the following:

•
on or before September 19, 2025, we are required to demonstrate in a report filed under the Exchange Act our restoration of compliance with, and our expected long-term compliance with, the shareholders’ equity requirement, as to be demonstrated in a balance sheet not older than 60 days to be included in such a filing; and

•
if we fail to maintain compliance with any Nasdaq listing rule on or before November 18, 2025, we will be required to submit, and the Nasdaq hearings panel will review (as part of its maintenance of jurisdiction over our listing status until November 18, 2025), a compliance plan for the subject deficiency to determine whether the panel is willing to grant an exception to us to cure that deficiency.

As part of the hearing process, we also disclosed to the Nasdaq hearings panel that we were to likely soon become deficient with Nasdaq Listing Rule 5550(a)(2), as a result of the bid price of our ordinary shares closing below $1.00 for 30 consecutive trading days. We indicated to the panel that at our 2025 annual general meeting, which was initially held on July 7, 2025 and reconvened on July 14, 2025, we would seek shareholder approval for a 1-for-15 reverse share split, which would enable us to remedy that bid price deficiency. After we received that shareholder approval, we effected that reverse share split on July 28, 2025, with a market effective date of July 29, 2025 (pre-market).

We intend to achieve at least $2.5 million of shareholders’ equity by September 19, 2025 and sustain that minimum level of shareholders’ equity on an ongoing basis, thereby complying with the condition set by the hearings panel for maintaining our Nasdaq listing. Our issuance of equity securities in value-enhancing transactions, whether extraordinary or ordinary-course, will serve as the primary means by which we can effectively achieve that goal, and we will need additional authorized share capital in order to do so. We are therefore seeking shareholder approval for an increase in our authorized share capital from $20,000 divided into 1,481,482 ordinary shares of a par value of $0.0135 each, to $121,500 divided into 9,000,000 ordinary shares of a par value of $0.0135 each. The extraordinary general meeting at which that proposed increase in authorized share capital will be presented to our shareholders for approval is scheduled to take place on August 12, 2025.

There can be no assurance that we will successfully meet the terms of our compliance plan and/or maintain compliance with the Equity Standard and/or all other standards for listing on the Nasdaq Capital Market even if we initially successfully restore compliance.

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

Results of Operations

We are providing within this section a discussion and analysis of our historical statement of operations data in accordance with accounting principles generally accepted in the United States of America, or GAAP. Our financial statements included elsewhere in this quarterly report, as well as the financial data and related discussion and analysis contained in this MD&A, relate to Silexion’s financial condition and results of operations as of, and for the three-month and six-month periods ended, June 30, 2024, as compared to the corresponding information for the combined company as of, and for the three-month and six-month periods ended, June 30, 2025.

Comparison of six-month periods ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six-month periods ended June 30, 2025 and 2024:

	Six-month period ended June 30,
	2025	2024
	(U.S. dollars, in thousands)
Operating expenses:

Research and development	$1,608	$1,727
General and administrative	2,326	908
Total operating expenses	3,934	2,635
Operating loss	3,934	2,635
Financial expenses, net	301	270
Loss before income tax	4,235	2,905
Income tax	3	7
Net loss	$4,238	$2,912

Research and Development Expenses

The following table summarizes our research and development expenses for the six-month periods ended June 30, 2025 and 2024:

	Six-month period ended June 30,
	2025	2024
	(U.S. dollars, in thousands)
Payroll and related expenses	$854	$476
Share-based compensation expenses	-	38
Subcontractors and consultants	598	1,128
Rent and maintenance	95	49
Other	61	36
Total research and development expenses	$1,608	$1,727

Research and development expenses decreased by approximately $0.1 million, or 5.9%, to $1.6 million for the six-month period ended June 30, 2025, compared to $1.7 million for the six-month period ended June 30, 2024. The decrease resulted mainly from the timing and nature of subcontractors’ and consultants’ expenses, which decreased by $0.5 million. The comparative six-month period from 2024 included development activities related to our Application Programming Interface, or API, whereas the six-month period in 2025 focused on API manufacturing activities as our development program progressed to the next phase. This decrease was partly offset by an increase in payroll and payroll-related expenses of $0.4 million due to additional headcount and increases in salaries following the Closing of the Business Combination in August 2024.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six-month periods ended June 30, 2025 and 2024:

	Six-month period ended June 30,
	2025	2024
	(U.S. dollars, in thousands)
Payroll and related expenses	$739	$280
Share-based compensation expenses	58	26
Professional service	1,111	448
Depreciation	7	15
Rent and maintenance	85	72
Patent registration	51	25
Travel expenses	91	16
Other	184	26
Total general and administrative expenses	$2,326	$908

General and administrative expenses increased by approximately $1.4 million, or 155.6%, to $2.3 million for the six-month period ended June 30, 2025, compared to $0.9 million for the six-month period ended June 30, 2024. The increase resulted mainly from an increase of $0.5 million in payroll and payroll-related expenses due to headcount growth and an increase in salaries following the Closing of the Business Combination in August 2024. Additionally, there was an increase in professional services costs in an amount of $0.7 million primarily related to legal, accounting, and other expenses associated with the costs of financing activities as a public company subsequent to the Closing of the Business Combination.

Financial expenses, net

Financial expenses, net remained approximately the same for the six-month period ended June 30, 2025 compared to the six-month period ended June 30, 2024, due to an increase of $0.1 million in revaluation expenses of financial instruments offset by a decrease in foreign exchange losses in an amount of $0.1 million.

Net loss

Net loss increased by approximately $1.3 million, or 44.8%, to $4.2 million for the six-month period ended June 30, 2025, compared to $2.9 million for the six-month period ended June 30, 2024. The increase was mainly due to an increase in our general and administrative expenses related to our status as a public company.

Comparison of three-month periods ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three-month periods ended June 30, 2025 and 2024:

	Three-month period ended June 30,
	2025	2024
	(U.S. dollars, in thousands)
Operating expenses:

Research and development	$1,018	$766
General and administrative	1,266	619
Total operating expenses	2,284	1,385
Operating loss	2,284	1,385
Financial expenses, net	216	102
Loss before income tax	2,500	1,487
Income tax	3	2
Net loss for the quarter	$2,503	$1,489

Research and Development Expenses

The following table summarizes our research and development expenses for the three-month periods ended June 30, 2025 and 2024:

	Three-month period ended June 30,
	2025	2024
	(U.S. dollars, in thousands)
Payroll and related expenses	$485	$216
Share-based compensation expenses	-	19
Subcontractors and consultants	442	497
Rent and maintenance	55	18
Other	36	16
Total research and development expenses	$1,018	$766

Research and development expenses increased by approximately $0.2 million, or 25.0%, to $1.0 million for the three-month period ended June 30, 2025, compared to $0.8 million for the three-month period ended June 30, 2025. The increase resulted mainly from an increase in payroll and payroll-related expenses due to additional headcount and increases in salaries following the Closing of the Business Combination in August 2024 and bonus accrual in the second quarter of 2025.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three-month periods ended June 30, 2025 and 2024:

	Three-month period ended June 30,
	2025	2024
	(U.S. dollars, in thousands)
Payroll and related expenses	$407	$151
Share-based compensation expenses	37	13
Professional service	586	369
Depreciation	3	7
Rent and maintenance	55	46
Patent registration	47	16
Travel expenses	37	7
Other	94	10
Total general and administrative expenses	$1,266	$619

General and administrative expenses increased by approximately $0.7 million, or 116.7%, to $1.3 million for the three-month period ended June 30, 2025, compared to $0.6 million for the three-month period ended June 30, 2024. The increase resulted mainly from an increase of $0.3 million in payroll and payroll-related expenses due to headcount growth and an increase in salaries following the Closing of the Business Combination in August 2024 and bonus accrual in the second quarter of 2025. Additionally, there was an increase in professional services costs in an amount of $0.2 million primarily related to legal, accounting, and other expenses associated with the costs of financing activities as a public company subsequent to the Closing of the Business Combination.

Financial expenses, net

Financial expenses, net increased by approximately $0.1 million, or 100.0%, to $0.2 million for the three-month period ended June 30, 2025 compared to $0.1 million for the three-month period ended June 30, 2024. This increase was mainly due to an increase in revaluation expenses of financial instruments.

Net loss

Net loss increased by approximately $1.0 million, or 66.7%, to $2.5 million for the three-month period ended June 30, 2025, compared to $1.5 million for the three-month period ended June 30, 2024. The increase was mainly due to an increase in our general and administrative expenses related to our status as a public company and research and development expenses.

Liquidity and Capital Resources

Overview

Our capital requirements will depend on many factors, including the timing and extent of spending to further develop SIL204 and initiate pre-clinical and clinical trials, support research and development efforts, investments in potential additional pipe-line products, and increased overall compensation as we continue to hire additional personnel. For the six-month and three-month periods ended June 30, 2025, we had net losses of $4.2 million and $2.5 million, respectively. As of June 30, 2025, our cash and cash equivalents totaled $3.5 million.

To date, our principal sources of liquidity have evolved together with our progression as a company. As a private company, we raised proceeds from private offerings of our ordinary shares and convertible preferred shares, grants from the Israeli Innovation Authority, issuance of convertible financing agreements (CFA), and Simple Agreement for Future Equity (SAFE) financings. Upon the Closing of the Business Combination, we raised funds from a PIPE in which Greenstar, LP, an affiliate of the Moringa sponsor, purchased Moringa ordinary shares that converted automatically into New Silexion ordinary shares (as described below under “PIPE Financing”). Following the Closing, as a public company with ordinary shares and warrants registered under the Exchange Act and trading on Nasdaq, we have obtained financing in an ongoing manner, from time to time, under the ELOC, pursuant to which we have issued ordinary shares to the ELOC Investor which has resold those shares into the open market (as described below under “ELOC Financing”). We have furthermore completed a registered public offering of ordinary shares and/or pre-funded warrants, along with ordinary warrants, in January 2025 (as described below under “Public Offering via H.C. Wainwright”), and have raised additional funds from two transactions involving the induced exercise of ordinary warrants, which were completed later in January 2025 and at the start of August 2025, respectively (please see “Induced Warrant Exercise Transactions” below for further information).

Based on our current business plan, we believe our current cash and cash equivalents, and anticipated cash flow from operations, will not be sufficient to meet our anticipated cash requirements for the next 12 months from the date of this quarterly report. We will need to raise additional capital to finance our operations, expand our business and pipeline, or for other reasons.

Note 1(h) to our unaudited consolidated financial statements for the three-month and six-month periods ended June 30, 2025 included in this quarterly report and Note 1(j) to our audited consolidated financial statements for the year ended December 31, 2024 included in the 2024 Annual Report describe the substantial doubt about our ability to continue as a going concern as of those respective dates. Additionally, in its report accompanying our audited consolidated financial statements included in the 2024 Annual Report, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations and our cash outflows from operating activities raise substantial doubt as to our ability to continue as a going concern. That means that our management and independent registered public accounting firm have expressed substantial doubt about our ability to continue our operations without an additional infusion of capital from external sources. Our unaudited consolidated financial statements included herein have been prepared on a going concern basis and do not include any adjustments that may be necessary should we be unable to continue as a going concern. If we are unable to finance our operations, our business would be in jeopardy and we might not be able to continue operations and might have to liquidate our assets. In that case, investors might receive less than the value at which those assets are carried on our consolidated balance sheets as of June 30, 2025, and it is likely that investors would lose all or a part of their investment.

We have lease obligations and other contractual obligations and commitments as part of our ordinary course of business. See “Note 5: Operating Leases” and “Note 7: Commitments and Contingent Liabilities” to our audited consolidated financial statements for the year ended December 31, 2024 (contained in the 2024 Annual Report) for information about our lease obligations.

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

Public Offering via H.C. Wainwright

On January 15, 2025 and January 17, 2025, we priced and closed, respectively, a registered public offering in which we offered and sold, on a best efforts basis, with H.C. Wainwright & Co., LLC (“HCW”) as the sole placement agent (the “HCW Offering”), (i) 143,067 ordinary shares, (ii) 103,847 pre-funded warrants to purchase up to 103,847 ordinary shares and (iii) 246,914 ordinary warrants to purchase up to 246,914 ordinary shares, at a purchase price of $20.25 per share and accompanying ordinary warrant, and $20.2485 per pre-funded warrant and accompanying ordinary warrant. Aggregate gross proceeds from the HCW Offering (without taking into account any proceeds from any future exercises of warrants) were approximately $5.0 million.

The pre-funded warrants were immediately exercisable at an exercise price of $0.0015 per ordinary share and did not expire until exercised in full. The ordinary warrants have an exercise price of $20.25 per ordinary share, were immediately exercisable, and could be exercised for five years from issuance.

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

In accordance with our engagement agreement with HCW, we paid to HCW an aggregate cash placement agent fee equal to 7.0% of the gross proceeds received by us in the HCW Offering, as well as a management fee equal to 1.0% of the gross proceeds raised in the HCW Offering. We also reimbursed HCW for certain of its expenses in connection with the offering. Pursuant to the engagement agreement, we also issued to HCW (or its designees) 17,284 placement agent warrants to purchase up to 17,284 ordinary shares, representing 7.0% of the sum of the shares and pre-funded warrants sold in the HCW Offering. Those placement agent warrants have an exercise price of $25.3125 per ordinary share (representing 125% of the public offering price per share and accompanying ordinary warrant), are exercisable for five years from the date of the commencement of sales in the HCW Offering, and otherwise reflect substantially the same terms as the ordinary warrants sold in the HCW Offering.

The net proceeds to us from the HCW Offering were approximately $4.26 million after deducting estimated offering expenses payable by us. We are using the proceeds from the HCW Offering to advance our pre-clinical clinical studies, and for general corporate purposes.

Induced Warrant Exercise Transactions

On January 29, 2025 and July 31, 2025, we entered into inducement offer letter agreements with holders of 148,102 and 152,106, respectively, of our existing ordinary warrants. Those warrants had been issued either in the HCW Offering or, in the case of the July 2025 agreement, pursuant to the January 2025 warrant exercise inducement transaction. Under the warrant inducement offer letter agreements, on January 30, 2025, and August 1, 2025, the holders exercised those warrants for cash and purchased 148,102 and 152,106 ordinary shares, respectively, at cash exercise prices of $20.25 and $11.57 per share, respectively, and in consideration of our issuance to them of new ordinary warrants to purchase up to an aggregate of 148,102 and 304,212 ordinary shares, respectively, at exercise prices of $22.50 and $11.32, respectively, per share. In the January 2025 warrant exercise inducement transaction, the exercising holders also paid us an additional $1.88 per new ordinary warrant issued to them. We received aggregate gross proceeds of approximately $3.3 million and $1.8 million from the exercise of the existing warrants by the holders in January 2025 and August 2025, respectively, before deducting placement agent fees and other offering expenses payable by us.

We engaged HCW to act as our exclusive placement agent in connection with the transactions contemplated by the inducement letters and paid HCW cash fees equal to 7.0% of the aggregate gross proceeds received from the holders’ exercise of their existing ordinary warrants, as well as a management fees equal to 1.0% of the gross proceeds from the exercise of those warrants. We also issued to HCW or its designees placement agent warrants to purchase up to 10,368 and 10,647 ordinary shares, respectively (representing 7.0% of the existing ordinary warrants that were exercised in the respective transactions), which have the same terms as the new warrants issued in the transactions, except that the placement agent warrants have exercise prices equal to $27.66 per share and $14.46 per share, respectively (125% of (i) the sum of the exercise price of the existing warrants exercised, and the additional $1.88 paid per new ordinary warrant, in the January 2025 transaction, and (ii) the $11.57 exercise price of the existing warrants exercised, in the August 2025 transaction). Similar to the new ordinary warrants issued to investors in these transactions, the placement agent warrants are exercisable either immediately from the date of issuance (in the case of the January 2025 induced warrant exercise transaction), or upon (and subject to) approval by our shareholders of an increase in our authorized share capital at our upcoming extraordinary general meeting scheduled for August 12, 2025 (in the case of the August 2025 induced warrant exercise transaction). All new warrants and placement agent warrants issued in both transactions remain exercisable until the 24-month anniversary of the effective date of the resale registration statements filed or to be filed (as applicable) to cover the resale of shares underlying the new warrants and placement agent warrants. We also paid certain fees and expenses in connection with the induced warrant exercise transactions.

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

In consideration for the commitments of the ELOC Investor, we agreed to issue to the ELOC Investor an aggregate of $337,500 of our ordinary shares (the “ELOC Commitment Shares”) based on the closing price of the ordinary shares on the day that is the earlier of (i) the business day prior to effectiveness of the registration statement registering the resale of the shares issuable under the ELOC ordinary share purchase agreement and (ii) the business day prior to the 180th day following the date of Closing of the Business Combination. Based on the closing price of the ordinary shares on September 16, 2024, we issued to the ELOC Investor, on September 18, 2024, 2,707 ordinary shares in respect of the ELOC Investor’s commitments under the ELOC Agreement.

Through the date hereof, we have issued and sold an aggregate of 50,915 ordinary shares (which includes the foregoing 2,707 ordinary shares issued as a commitment fee) to the ELOC Investor under the ELOC Agreement for aggregate proceeds to us of approximately $3.1 million.

Settlement of Amounts Due Under Marketing Agreement with EarlyBird

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

On March 13, 2025, we entered into a letter agreement with EBC, pursuant to which we paid to EBC an additional amount of $400,000 (plus $15,000 for EBC’s legal expenses) (the “Settlement Prepayment Amount”) and EBC agreed to the partial conversion and retirement of all remaining amounts due under the EarlyBird Convertible Note. Under that letter agreement, EBC agreed that the $880,202 principal and interest amount outstanding under the note as of the date of the letter agreement (the “Outstanding Amount”) would be retired in consideration of: (i) our payment in cash of the Settlement Prepayment Amount; (ii) EBC’s conversion of a certain amount of the principal and interest due under the EarlyBird Convertible Note (the “Conversion Amount”) via the issuance by us to EBC of 18,519 ordinary shares (the “EBC Settlement Shares”), which Conversion Amount would equal the net proceeds to be received by EBC from the sale of the EBC Settlement Shares; and (iii) the payment in cash by us to EBC of any remaining amount due under the EarlyBird Convertible Note after deducting the Settlement Prepayment Amount and the Conversion Amount from the Outstanding Amount (the “Remaining Amount”). The resale by EBC of the EBC Settlement Shares was registered under our effective registration statement on Form S-1 (SEC file number 333-282556) as required by the EarlyBird Convertible Note.

On March 17, 2025, EBC sold all 18,519 EBC Settlement Shares under the foregoing Form S-1 registration statement for a Conversion Amount of $344,204, and on March 18, 2025, we paid the Remaining Amount of $135,998 that was due to EBC, resulting in the retirement of the EarlyBird Convertible Note on March 18, 2025.

Issuance of A&R Sponsor Promissory Note

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

Government Grants

Our research and development efforts have been financed, in part, through royalty-bearing grants from the Israeli Innovation Authority, or the IIA. As of June 30, 2025, we had received IIA royalty-bearing grants totaling approximately $5.8 million.

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

As of June 30, 2025, the total royalty amount that may be payable by the Company is approximately $5.8 million ($6.6 million, including interest).

Cash Flows

Cash flows for the six-month periods ended June 30, 2025 and 2024

The following table summarizes our cash flows for the periods indicated:

	Six-month period ended June 30,
	2025	2024
	(U.S. dollars, in thousands)
Cash and cash equivalents and restricted cash at beginning of the period	$1,270	$4,645
Net cash used in operating activities	(4,960)	(2,817)
Net cash used in investing activities	(7)	(6)
Net cash provided by financing activities	7,237	-
Net increase (decrease) in cash and cash equivalents and restricted cash	$2,270	$(2,823)
Translation adjustments on cash and cash equivalents and restricted cash	4	(75)
Cash and cash equivalents and restricted cash at end of the period	$3,544	$1,747

Cash Flows from Operating Activities

Net cash used in operating activities increased by approximately $2.2 million, or 78.6%, to $5.0 million for the six-month period ended June 30, 2025, compared to $2.8 million for the six-month period ended June 30, 2024. This increase was mainly due to an increase of $1.3 million in the net loss for the six-month period ended June 30, 2025, as well as an increase of $0.9 million in net working capital in the six-month period ended June 30, 2025 relative to the corresponding period in 2024.

Cash Flows from Financing Activities

Net cash used in financing activities increased by $7.2 million, to approximately $7.2 million for the six-month period ended June 30, 2025, compared to $0 million for the six-month period ended June 30, 2024. This increase was mainly due to an increase in cash received from the HCW Offering in an amount of $5.0 million, net of $0.7 million cash issuance costs related to that offering, the exercise of warrants in an amount of $0.9 million, and the January 2025 warrant exercise inducement transaction in an amount of $3.3 million (each, as described above under “Liquidity and Capital Resources”) net of $0.5 million cash issuance costs related to that warrant exercise inducement transaction, offset in part by $0.7 million of payments under the EarlyBird Convertible Note in the six-month period ended June 30, 2025.

Cash flows for the quarters ended June 30, 2025 and 2024

The following table summarizes our cash flows for the periods indicated:

	Three-month period ended June 30,
	2025	2024
	(U.S. dollars, in thousands)
Cash and cash equivalents and restricted cash at beginning of the period	$6,233	$2,831
Net cash used in operating activities	(2,507)	(1,065)
Net cash used in investing activities	(1)	-
Net cash used in financing activities	(195)	-
Net increase (decrease) in cash and cash equivalents and restricted cash	$2,703	$(1,065)
Translation adjustments on cash and cash equivalents and restricted cash	14	(19)
Cash and cash equivalents and restricted cash at end of the period	$3,544	$1,747

Cash Flows from Operating Activities

Net cash used in operating activities increased by approximately $1.4 million, or 127.3%, to $2.5 million for the three-month period ended June 30, 2025, compared to $1.1 million for the three-month period ended June 30, 2024. This increase was mainly due to an increase of $1.0 million in the net loss for the three-month period ended June 30, 2025, as well as an increase of $0.6 million in net working capital in the three-month period ended June 30, 2025 relative to the corresponding three-month period of 2024.

Cash Flows from Financing Activities

Net cash used in financing activities decreased by $0.2 million, to approximately $0.2 million for the three-month period ended June 30, 2025, compared to $0 million for the three-month period ended June 30, 2024. This decrease was mainly due to cash issuance costs related to public offering that were paid in the three-month period ended June 30, 2025.

Funding Requirements

We expect to devote substantial financial resources to our ongoing and planned activities, particularly further development of SIL204 and as we conduct our planned pre-clinical and clinical trials.

Identifying potential product candidates and conducting pre-clinical testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. For additional information please refer to the “Risk Factors” section of the 2024 Annual Report, including “Risks Related to Our Financial Condition and Capital Requirements— We have never generated any revenue from product sales and may never be profitable” and “Risks Related to the Research and Development of Silexion’s Product Candidates— We are heavily dependent on the success of our product candidates...”.

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

Our future capital requirements will depend on many factors, including:

•	Materials cost;

•	Regulatory pathway; and

•	Human clinical trial costs.

As of June 30, 2025, we had cash and cash equivalents of $3.5 million. Based on our current cash balance, as well as our history of operating losses and negative cash flows from operations, combined with our anticipated use of cash to, among other things, (i) fund the preclinical and clinical development of our products, (ii) identify and develop new product candidates, and (iii) seek approval for SIL204 and any other product candidates we may develop, our management has concluded that we do not have sufficient cash to fund our operations for 12 months from the date of our unaudited consolidated financial statements as of, and for the three-month and six-month periods ended, June 30, 2025 included in this quarterly report without additional financing, and as a result, there is substantial doubt about our ability to continue as a going concern.

In making this determination, applicable accounting standards prohibited us from considering the potential mitigating effect of plans that have not been fully implemented as of the date of our unaudited consolidated financial statements as of, and for the fiscal three-month and six-month periods ended, June 30, 2025, including, without limitation, our plans to raise additional capital. Our financial information throughout this quarterly report, and our financial statements for the fiscal three-month and six-month periods ended June 30, 2025 contained herein, have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and our unaudited consolidated financial statements for the three-month and six-month periods ended June 30, 2025 do not include any adjustments that might result from the outcome of this uncertainty.

We currently estimate that our existing cash and cash equivalents are sufficient to fund business operations into the first quarter of 2026. As part of our commitment to the Nasdaq hearings panel that heard (and ruled favorably in respect of) our appeal to remain listed on Nasdaq, we expect to conduct additional financing activities prior to the September 19, 2025 deadline that was set for us to evidence shareholders’ equity of at least $2.5 million and prospective compliance with that shareholders’ equity requirement beyond that date.

We have based these estimates and expectations on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. We could not, as of the date of this filing, determine the exact level of funds that will be available to us upon potential equity financings. Our expected use of funds represents our intentions based upon our current plans and business condition, which could change in the future as our plans and business condition evolve and the level of funding available to us becomes clear. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of SIL204 and any studies or other product candidates that we pursue is highly uncertain, at this time we cannot definitively state or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate.

Until such time, if ever, as we can generate substantial revenues from product sales, we expect to finance our cash needs through a combination of public and private equity offerings and debt financings, including registered public offerings similar to the HCW Offering completed in January 2025, warrant exercise inducement transactions similar to those completed in late January 2025 and early August 2025, the public offering of ordinary shares pursuant to a potential ongoing, at-the-market offering (an “ATM”), the private placement of ordinary shares pursuant to the ELOC Agreement, strategic alliances, collaborations, and marketing, distribution, or licensing arrangements. However, adequate additional financing may not be available to us on acceptable terms, or at all, and the availability of such financing may be impacted by the economic climate and market conditions.

Reliance on public offerings, warrant exercise inducement transactions, an ATM, the ELOC or other similar types of equity financing as a source of ongoing funding for our operations could involve significant issuances of ordinary shares by us that could cause the following impacts (among others):

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

•	delaying or preventing a change of control of our company by diluting the share ownership or voting rights of a person seeking to obtain control; and

•	an adverse effect on prevailing market prices for our ordinary shares or warrants.

Critical Accounting Policies and Estimates

For a description of our significant accounting policies, see Note 2 to our consolidated financial statements for the year ended December 31, 2024 included in the 2024 Annual Report and Note 2 to our unaudited condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2025 included in this quarterly report

The preparation of our unaudited condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2025 and our consolidated financial statements for the year ended December 31, 2024 in conformity with U.S. GAAP required our management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2025 and consolidated financial statements for the year ended December 31, 2024, and in related footnotes. Actual results may differ from these estimates. We base our judgments on our experience and on various assumptions that we believe to be reasonable under the circumstances.

Of our policies, the following are considered critical to an understanding of our unaudited condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2025 and consolidated financial statements for the year ended December 31, 2024, as they require the application of subjective and complex judgment, involving critical accounting estimates and assumptions impacting our unaudited condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2025 and consolidated financial statements for the year ended December 31, 2024.

The critical accounting estimates relate to the following:

Valuation of Promissory Notes

As part of the Business Combination, we issued to the Moringa sponsor, as well as EarlyBird, promissory notes, which we irrevocably designated to be measured at fair value. The fair value of those promissory notes is measured using a discount rate based on a B rated US dollar zero-coupon discount curve, plus a credit spread of 7.56%. The discount rate was determined with reference to benchmark interest rates of secured loans reported by venture capitals, which were then used to extract our entity-specific credit spread. Since those notes are not senior secured, one notch downgrade was applied. The expected timing of conversion or redemption of the notes was determined using our management’s forecasts.

Recent Accounting Pronouncements

See Note 2 on page F-75 to our financial statements for the year ended December 31, 2024 included in the 2024 Annual Report and Note 2(f) of these quarterly financial statements for a description of recent accounting pronouncements applicable to our financial statements for the three-month and six-month periods ended June 30, 2025 and the year ended December 31, 2024.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act.

Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Recent Sales of Unregistered Securities

Reference is made to the disclosures set forth in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources,” under the sub-headings “Induced Warrant Exercise Transactions” and “Settlement of Amounts Due Under Marketing Agreement with EarlyBird”, regarding the issuance and sale by the Company of certain unregistered securities, which are incorporated herein by reference in this Part II, Item 2. All such unregistered securities sales were made in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D under the Securities Act.

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

SILEXION THERAPEUTICS CORP

Date: August 12, 2025	/s/ Ilan Hadar
	Name:	Ilan Hadar
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2025	/s/ Mirit Horenshtein-Hadar
	Name:	Mirit Horenshtein-Hadar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)