Form 10-Q
period 2025-09-30
Silexion Therapeutics Corp
filed 2025-11-12
CIK 2022416

io

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐    No ☒

As of November 9, 2025, [3,126,642] ordinary shares, par value $0.0135 per share, of the registrant were issued and outstanding.

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

●
“A&R Sponsor Promissory Note” are to the convertible promissory note in an original principal amount of $3,433,000 that our company issued to the Moringa sponsor at the Closing, in amendment and restatement of all promissory notes previously issued by Moringa to the sponsor for funds borrowed by Moringa from the sponsor between the initial public offering and the Closing of the Business Combination, of which $1,633,000 remains outstanding currently;

●
 “ATM Agreement” are to our At The Market Offering Agreement, dated September 26, 2025, with H.C. Wainwright, as sales agent or principal, providing for the sale from time to time of up to $13,170,000 of our ordinary shares;

●
“Business Combination” are to the business combination transactions completed pursuant to the Business Combination Agreement, whereby, among other things: (i) Merger Sub 2 merged with and into Moringa, with Moringa continuing as the surviving company and a wholly‑owned subsidiary of New Silexion; (ii) Merger Sub 1 merged with and into Silexion, with Silexion continuing as the surviving company and a wholly‑owned subsidiary of New Silexion; (iii) the security holders of each of Moringa and Silexion exchanged their securities for securities of New Silexion at alternate, set exchange rates; (iv) the ordinary shares, warrants and units of Moringa were delisted from the Nasdaq Capital Market and deregistered under the Exchange Act; and (v) the ordinary shares and warrants of New Silexion issued in the Business Combination commenced trading on the Nasdaq Global Market;

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

●	“Exchange Act” are to the U.S. Securities Exchange Act of 1934, as amended;

●	“H.C. Wainwright” are to H.C. Wainwright & Co., LLC;
●	“initial public offering” or “IPO” are to Moringa’s initial public offering of its Class A ordinary shares and warrants, which was consummated in two closings, on February 19, 2021 and March 3, 2021;
●	“Marketing Agreement” are to the Business Combination Marketing Agreement, dated February 16, 2021, entered into by Moringa with EarlyBird in connection with Moringa’s initial public offering;

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

●
“private warrants” are to the 1,408 warrants, in the aggregate, issued to the Moringa sponsor and EarlyBird pursuant to the Business Combination in exchange, on a one-for-one basis, for Moringa warrants sold to them in private placements simultaneously with the closings of the initial public offering;

●
“public warrants” are to our 42,592 warrants that we issued pursuant to the Business Combination to holders of, and in a one-for-one exchange for, Moringa’s public warrants that were initially issued and sold in Moringa’s initial public offering;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the U.S. Securities Act of 1933, as amended;

●
“Shelf Registration Statement” are to our registration statement on Form S‑3 that registered up to $100,000,000 of primary offerings of ordinary shares, warrant and/or units (subject to limitations on sales by us in any 12-month period under General Instruction I.B.6 of Form S-3), which we filed with the SEC on September 26, 2025 and was declared effective by the SEC on September 30, 2025;

●
“Silexion” are to Silexion Therapeutics Ltd., an Israeli company, which following the Business Combination is a wholly-owned subsidiary of New Silexion and through which our operations are primarily conducted;

●
“warrants” are to our warrants to purchase ordinary shares, consisting of (i) public warrants and private warrants issued pursuant to the Business Combination in exchange for corresponding warrants of Moringa, as well as (ii) warrants that we have issued and sold in public offering(s) and/or private placements subsequent to the Closing of the Business Combination;

●	“2024 Annual Report” refer to our annual report on Form 10-K for the year ended December 31, 2024, which we filed with the SEC on March 18, 2025; and
●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected or projected. All statements other than statements of historical fact included in this quarterly report, including statements in “Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our’ financial position, business strategy, preclinical and clinical development plans, regulatory interactions and submissions, expected timing of clinical trial initiations and results, capital requirements, financing activities (including potential sales under the ATM Agreement, and Nasdaq listing status and compliance, are forward‑looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “target,” “plan,” “project,” “could,” “should,” “may,” “might,” “will,” “would,” “potential,” and similar expressions are intended to identify forward‑looking statements, although not all forward‑looking statements contain those identifying words. Forward‑looking statements in this quarterly report may include, for example, statements about:

•
our current and planned pre‑clinical and clinical studies and trials involving our product candidates (in particular, SIL204), anticipated study designs, and the timing of related regulatory submissions and approvals;

•	our market opportunity and competitive position;

•	our strategy, future operations, financial position, projected costs, prospects and plans;

•
our future capital requirements and sources and uses of cash, including our ability to obtain additional capital, whether through sales under the ATM Agreement, other public offerings, private placements, warrant exercises or alternative financings under our Shelf Registration Statement or otherwise;

•	our ability to retain or recruit officers, key employees and directors and to effectively leverage third‑party contract research organizations (CROs) and manufacturers;

•	the impact of the regulatory environment and complexities with compliance related to such environment;

•	expectations regarding future partnerships or other relationships with third parties;

•	our ability to maintain the listing of our ordinary shares and warrants on the Nasdaq Capital Market; and

•	expectations regarding the duration for which we will remain an emerging growth company under the JOBS Act and/or a smaller reporting company under the Exchange Act.

The forward‑looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward‑looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward‑looking statements, including, among others:

•	we are a development-stage company and have a limited operating history on which to assess our business;

•	we have never generated any revenue from product sales and may never be profitable;

•	we will need to raise substantial additional funding, which may not be available on acceptable terms, or at all, and which would likely cause dilution to our shareholders;

•	the approach we are taking to discover and develop novel RNAi therapeutics is unproven for oncology and may never lead to marketable products;

•
we do not have experience producing our product candidates at commercial levels, currently have no marketing and sales organization, have an uncertain market receptiveness to our product candidates, and are uncertain as to whether there will be insurance coverage and reimbursement for our potential products;

•	we may be unable to attract, develop and/or retain our key personnel or additional employees required for our development and future success;
•	we rely on third parties (including CROs and contract manufacturers) whose performance is largely beyond our control;

•
we may issue additional ordinary shares or other equity securities without your approval, which would dilute your ownership interest and may depress the market price of our ordinary shares, including: (a) up to $13,170,000 of ordinary shares under the ATM Agreement; (b) up to $100,000,000 of ordinary shares, warrants and/or units under our Shelf Registration Statement (which includes ordinary shares we may sell under the ATM Agreement), subject to the limitation on sales by us in any 12-month period under General Instruction I.B.6 of Form S-3; (c) up to $1,633,000 of ordinary shares that we may issue to the Moringa sponsor upon conversion of the remaining outstanding amount of the A&R Sponsor Promissory Note; (d) up to 33,661 ordinary shares underlying remaining outstanding ordinary warrants and up to 17,284 ordinary shares underlying placement agent warrants, all of which were issued in our January 2025 public offering facilitated by H.C. Wainwright as placement agent; (e) up to 18,464 ordinary shares and 304,212 ordinary shares, issuable under remaining outstanding, and newly issued, investor warrants, respectively, and up to 10,368 ordinary shares and 10,647 ordinary shares, underlying placement agent warrants, respectively, which were issued in warrant exercise inducement transactions facilitated by H.C. Wainwright in late January 2025 and early August 2025, respectively; (f) up to 1,500,000 ordinary shares issuable upon exercise of Series A ordinary warrants and up to 1,055,000 ordinary shares issuable upon exercise of remaining outstanding Series B ordinary warrants, and up to 105,000 ordinary shares underlying placement agent warrants, all of which warrants were issued in our September 2025 public offering facilitated by H.C. Wainwright as placement agent; (g) up to 44,000 ordinary shares, in the aggregate, underlying outstanding public warrants and private warrants; and (h) up to $11.9 million of ordinary shares that remain issuable under our equity line of credit with White Lion Capital, LLC; and

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

v

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Explanatory Notes

Financial Information Included in this Quarterly Report

New Silexion has operated as the combined company since the Closing of the Business Combination on August 15, 2024. Consequently, the financial condition and results of operations presented in this quarterly report (including in the unaudited condensed consolidated financial statements that are part of this report) as of, and for the three and nine-month periods ended on, September 30, 2025, solely reflect the information of New Silexion on a consolidated basis.

As to the corresponding three- and nine- month periods ended on September 30, 2024 for which financial information is presented for comparative purposes in this quarterly report, certain parts of those periods preceded the Closing of the Business Combination, while other parts of those periods followed the Closing. Prior to the Closing (from the formation of New Silexion on April 2, 2024 until the Closing), New Silexion had no operations and had been formed for the sole purpose of entering into the Business Combination and serving as the publicly traded registrant resulting from the Business Combination, while our wholly-owned subsidiary Silexion (which was the accounting acquirer in the Business Combination and our predecessor entity from an accounting perspective) had full operations. Consequently, the financial condition and results of operations presented in this quarterly report (including in the unaudited condensed consolidated financial statements that are part of this report) as of, and for the three- and nine-month periods ended on, September 30, 2024, reflect the following:

(i)	as to the unaudited condensed consolidated balance sheets, the information of New Silexion (as the combined company following the Business Combination) as of September 30, 2024; and
(ii)
as to each of the unaudited condensed consolidated statements of operations, unaudited condensed consolidated statements of changes in convertible preferred shares and shareholders’ equity (capital deficiency), and unaudited condensed consolidated statements of cash flows, for the periods from January 1, 2024 (for the nine-month results) or July 1, 2024 (for the three-month results) through August 15, 2024 (the date of the Business Combination), the results of Silexion, and, for the remaining period from August 16, 2024 through September 30, 2024, the results of the combined company.

Reverse Share Splits

On November 27, 2024 and July 28, 2025, we effected reverse share splits of our authorized ordinary shares (both issued and outstanding, and unissued) at ratios of 1‑for‑9 and 1‑for‑15, respectively, with market effective dates of November 29, 2024 and July 29, 2025, respectively. Unless specifically provided otherwise herein, all historical share, per share and related option and warrant data during any period prior to either of the reverse share splits (including, with respect to the second reverse share split, part of the three‑month and nine‑month periods ended September 30, 2025, and with respect to both reverse share splits, the entire three‑month and nine‑month periods ended September 30, 2024 that are used for comparative purposes to the corresponding periods of 2025) that is presented in this quarterly report has been retroactively adjusted to reflect the reduced number of shares and the increase in the share price which resulted from the reverse share splits.

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

SILEXION THERAPEUTICS CORP
INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31
	2025	2024
	U.S. dollars in thousands
Assets
CURRENT ASSETS:
Cash and cash equivalents	$9,243	$1,187
Restricted cash	26	35
Prepaid expenses	1,739	966
Other current assets	47	62
TOTAL CURRENT ASSETS	11,055	2,250

NON-CURRENT ASSETS:
Restricted cash	55	48
Long-term deposit and other non-current assets	36	5
Property and equipment, net	26	30
Operating lease right-of-use asset	442	530
TOTAL NON-CURRENT ASSETS	559	613
TOTAL ASSETS	$11,614	$2,863
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	U.S. dollars in thousands
Liabilities and shareholders’ equity (capital deficiency)
CURRENT LIABILITIES:
Trade payables	$946	$929
Current maturities of operating lease liability	174	158
Employee related obligations	721	642
Accrued expenses and other accounts payable	945	788
Private warrants to purchase ordinary shares (including $* and $1 due to related party, as of September 30, 2025 and December 31, 2024, respectively)	*	2
Underwriters Promissory Note	-	1,004
TOTAL CURRENT LIABILITIES	2,786	3,523

NON-CURRENT LIABILITIES:
Long-term operating lease liability	311	368
Related Party Promissory Note	1,540	2,961
TOTAL NON-CURRENT LIABILITIES	$1,851	$3,329
TOTAL LIABILITIES	$4,637	$6,852

SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY):
Ordinary shares ($0.0135 par value per share, 9,000,000 and 1,481,482 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 3,126,642 and 123,290** shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	42	2
Additional paid-in capital	57,689	39,263
Accumulated deficit	(50,754)	(43,254)
TOTAL SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)	$6,977	$(3,989)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)	$11,614	$2,863

All share amounts have been retroactively adjusted to reflect a 1-for-15 reverse share split as discussed in Note 1(g)

* Represents an amount less than $1

** Net of 28 treasury shares held by the Company as of December 31, 2024

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended September 30		Three months ended September 30,
	2025	2024	2025	2024
	U.S. dollars in thousands		U.S. dollars in thousands
OPERATING EXPENSES:
Research and development (including $0 and $1,796 from related party for the nine months period ended September 30, 2025 and 2024, respectively, and including $0 and $1,762 from related party for the three months period ended September 30, 2025 and 2024, respectively)	$3,765	$4,944	$2,157	$3,217
General and administrative (including $96 and $2,972 from related party for the nine months period ended September 30, 2025 and 2024, respectively, and including $38 and $2,948 from related party for the three months period ended September 30, 2025 and 2024, respectively)	3,461	5,727	1,135	4,819
TOTAL OPERATING EXPENSES	7,226	10,671	3,292	8,036
OPERATING LOSS	7,226	10,671	3,292	8,036
Financial expenses (income), net (including $203 and $(47) from related party for the nine months period ended September 30, 2025 and 2024, respectively, and including $(26) and $(182) from related party for the three months period ended September 30, 2025 and 2024, respectively)	271	4,092	(30)	3,822
LOSS BEFORE INCOME TAX	$7,497	$14,763	$3,262	$11,858
INCOME TAX	3	9	-	2
NET LOSS	$7,500	$14,772	$3,262	$11,860

Attributable to:
Equity holders of the Company	7,500	14,696	3,262	11,851
Non-controlling interests	-	76	-	9
	$7,500	$14,772	$3,262	$11,860

LOSS PER SHARE, BASIC AND DILUTED	$10.36	$754.85	$2.88	$274.25

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE*	723,886	19,469	1,132,658	43,213

* All share amounts have been retroactively adjusted to reflect a 1-for-15 reverse share splits as discussed in Note 1(g)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES AND CAPITAL DEFICIENCY
(U.S. dollars in thousands, except per share data)

	Redeemable Convertible Preferred Shares											Ordinary shares		Additional paid-in Capital	Accumulated deficit	Total shareholders' equity (capital deficiency)	Total redeemable convertible preferred shares and contingently redeemable non-controlling interests and shareholders' equity (capital deficiency)
	Series A preferred shares		Series A-1 preferred shares		Series A-2 preferred shares		Series A-3 preferred shares		Series A-4 preferred shares		Contingently redeemable non-controlling interests
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount
BALANCE AT JANUARY 1, 2024	2,875	$7,307	676	$2,392	337	$2,264	470	$2,683	161	$411	$3,420	6,516	*	$11,335	$(26,811)	$(15,476)	$3,001
CHANGES DURING THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2024 (unaudited):
Exercise of options												919**	*	*		*	*
Share-based compensation												5,242	*	5,862		5,862	5,862
Issuance of convertible preferred shares upon net exercise of warrants			10	-					62	334		-	-	-		-	334
Net loss											(76)			76	(14,772)	(14,696)	(14,772)
Conversion of convertible preferred shares and noncontrolling interests upon the effectiveness of the SPAC Merger (see Note 1(d))	(2,875)	$(7,307)	(686)	$(2,392)	(337)	$(2,264)	(470)	$(2,683)	(223)	$(745)	$(3,344)	31,873	1	18,734		18,735	-
Issuance of ordinary shares upon Transactions (see Note 1(d))												27,825	*			*	*
Issuance of ordinary shares for ELOC holders												10,487	*	996		996	996
BALANCE AS OF SEPTEMBER 30, 2024	-	-	-	-	-	-	-	-	-	-	-	82,862***	$1	$37,003	$(41,583)	$(4,579)	$(4,579)

BALANCE AT JANUARY 1, 2025	-	-	-	-	-	-	-	-	-	-	-	123,290***	$2	$39,263	$(43,254)	$(3,989)	$(3,989)
CHANGES DURING THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2025 (unaudited):
Issuance of ordinary shares and warrants upon January 2025 and September 2025 public offerings, net of issuance costs and exercise of pre-funded warrants to ordinary shares (see Note 4(a) and Note 4(b), respectively)												1,746,914	23	9,427		9,450	9,450
Exercise of warrants, January 2025 and September 2025 (see Note 4(a) and Note 4(b), respectively)												487,683	7	2,637		2,644	2,644
Issuance of ordinary shares and warrants upon warrants inducement transactions, January 2025 and August 2025, net of issuance costs (see Note 4(c))												300,208	4	4,292		4,296	4,296
Share-based compensation												28	*	96		96	96
Conversion of Underwriters Promissory Note (see Note 5(a))												18,519	*	356		356	356
Conversion of Related Party Promissory Note (see Note 5(b))												450,000	6	1,618		1,624	1,624
Net loss															(7,500)	(7,500)	(7,500)
BALANCE AS OF SEPTEMBER 30, 2025	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	3,126,642	$42	$57,689	$(50,754)	$6,977	$6,977

All share amounts have been retroactively adjusted to reflect a 1-for-15 reverse share splits as discussed in Note 1(g)
* Represents an amount less than $1
** Represents fully vested pre-funded options for the Company’s ordinary shares at an exercise price of $0.339 or 0.339 NIS per share
*** Net of 28 treasury shares held by the Company as of September 30, 2024

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES AND CAPITAL DEFICIENCY
(U.S. dollars in thousands, except per share data)

	Redeemable Convertible Preferred Shares											Ordinary shares		Additional paid-in Capital	Accumulated deficit	Total shareholders' equity (capital deficiency)	Total redeemable convertible preferred shares and contingently redeemable non-controlling interests and shareholders' equity (capital deficiency)
	Series A preferred shares		Series A-1 preferred shares		Series A-2 preferred shares		Series A-3 preferred shares		Series A-4 preferred shares		Contingently redeemable non-controlling interests
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount
BALANCE AT JUNE 30, 2024	2,875	$7,307	676	$2,392	337	$2,264	470	$2,683	161	$411	$3,353	7,435	*	$11,399	$(29,656)	$(18,257)	$153
CHANGES DURING THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2024 (unaudited):
Share-based compensation												5,242	*	5,798		5,798	5,798
Issuance of convertible preferred shares upon net exercise of warrants			10						62	334				-		-	334
Net loss											(9)			76	(11,927)	(11,851)	(11,860)
Conversion of convertible preferred shares and noncontrolling interests upon the effectiveness of the SPAC Merger (see Note 1(d))	(2,875)	$(7,307)	(686)	$(2,392)	(337)	$(2,264)	(470)	$(2,683)	(223)	$(745)	$(3,344)	31,873	1	18,734		18,735	-
Issuance of ordinary shares upon Transactions (see Note 1(d))												27,825	*	*		*	*
Issuance of ordinary shares for ELOC holders, net of issuance cost, see Note 3(d)												10,487	*	996		996	996
BALANCE AS OF SEPTEMBER 30, 2024	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	82,862	$1	$37,003	$(41,583)	$(4,579)	$(4,579)

BALANCE AT JUNE 30, 2025	-	-	-	-	-	-	-	-	-	-	-	579,536	$8	$47,604	$(47,492)	$120	$120
CHANGES DURING THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2025 (unaudited):
Issuance of ordinary shares and warrants upon warrants inducement transaction, August 2025, net of issuance costs (see Note 4(c))												152,106	2	1,480		1,482	1,482
Issuance of ordinary shares and warrants upon September 2025 public offering, net of issuance costs and exercise of pre-funded warrants to ordinary shares (see Note 4(b))												1,500,000	20	5,175		5,195	5,195
Exercise of warrants, September 2025, (see Note 4(b))												445,000	6	1,774		1,780	1,780
Conversion of Related Party Promissory Note (see Note 5)												450,000	6	1,618		1,624	1,624
Share-based compensation														38		38	38
Net loss															(3,262)	(3,262)	(3,262)
BALANCE AS OF SEPTEMBER 30, 2025	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	3,126,642	$42	$57,689	$(50,754)	$6,977	$6,977

All share amounts have been retroactively adjusted to reflect a 1-for-15 reverse share splits as discussed in Note 1(g)
* Represents an amount less than $1

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,		Three months ended September 30
	2025	2024	2025	2024
	U.S. dollars in thousands		U.S. dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,500)	$(14,772)	$(3,262)	$(11,860)
Adjustments required to reconcile loss to net cash used in operating activities:
Depreciation	11	37	4	22
Share-based compensation expenses	96	5,862	38	5,798
Non-cash financial expenses	294	3,968	(16)	3,749
Loss from lease termination	-	68	-	68

Changes in operating assets and liabilities:
Increase in prepaid expenses	(773)	(609)	(56)	(417)
Decrease (increase) in other current assets	15	(59)	16	(17)
Increase in trade payable	17	479	254	517
Net change in operating lease	(1)	(40)	(2)	(44)
Increase in employee related obligations	79	480	93	436
Increase (decrease) in accrued expenses and other accounts payable	(41)	(884)	88	(905)
Net cash used in operating activities	(7,803)	(5,470)	(2,843)	(2,653)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7)	(22)	-	(16)
Net cash used in investing activities	(7)	(22)	-	(16)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares (ELOC)	-	620	-	620
Cash received from Transactions upon the effectiveness of the SPAC Merger	-	2,300	-	2,300
Proceeds from issuance of ordinary shares upon January 2025 and September 2025 public offerings	11,000	-	6,000	-
Issuance costs related to public offerings	(1,398)	-	(653)	-
Proceeds from exercise of warrants	2,644	-	1,780	-
Proceeds from issuance of ordinary shares upon January 2025 and August 2025 warrants inducement transactions	5,036	-	1,760	-
Issuance costs related to warrants inducement transactions	(694)	-	(232)	-
Payment of Underwriters Promissory Note	(696)	-	-	-
Prepaid of issuance cost related to At the Market Offering	(31)	-	(31)	-
Net cash provided by financing activities	15,861	2,920	8,624	2,920

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	8,051	(2,572)	5,781	251
EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	3	(50)	(1)	25
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	1,270	4,645	3,544	1,747
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$9,324	$2,023	$9,324	$2,023

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,		Three months ended September 30
	2025	2024	2025	2024
	U.S. dollars in thousands		U.S. dollars in thousands
Appendix A – RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH REPORTED IN THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	9,243	1,973	9,243	1,973
Restricted cash	81	50	81	50
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH SHOWN IN STATEMENT OF CASH FLOWS	$9,324	$2,023	$9,324	$2,023

Appendix B - SUPPLEMENTARY INFORMATION:
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Operating lease termination	-	$(55)	-	$(55)
Conversion of preferred shares	-	$15,058	-	$15,058
Conversion of warrants to preferred shares on a cashless basis	-	$334	-	$334
Conversion of non-controlling interests	-	$3,344	-	$3,344
Conversion of Underwriters Promissory Note to ordinary shares	356	-	-	-
Conversion of Related Party Promissory Note	1,624	-	1,624	-
Accrued and unpaid issuance expenses in respect of public offering and warrants inducement transactions	198	-	198	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$13	$-	$-	$-
Interest received	$86	$25	$40	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands)

NOTE 1  - GENERAL:

a.
Silexion Therapeutics Corp (“New Silexion”) (hereinafter - the “Company” or the “Combined Company”) is an entity that was formed for the purpose of effecting the Transactions (see below), and now serves as a publicly-traded holding company of its subsidiaries — consisting of Moringa Acquisition Corp (“Moringa” or “the SPAC”), a Cayman Islands exempted company and Silexion Therapeutics Ltd. (formerly known as Silenseed Ltd.) (“Silexion”), an Israeli limited company.

b.
From its formation on April 2, 2024 until the consummation of the Transactions (the “Closing”) on August 15, 2024, the Company had no operations and had been formed for the sole purpose of entering into the Transactions and serving as the publicly-traded company following the Transactions. Silexion, on the other hand, as the accounting acquirer in the Transactions and the predecessor entity to the Company from an accounting perspective, had active operations during earlier periods of time, prior to the Transactions. Consequently, these financial statements reflect the financial information of Silexion (as the predecessor entity to the Company) through August 15, 2024 and the financial information of New Silexion (as the combined company following the Transactions) following that date.

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

e.
In connection with the Closing of the Transactions, the ordinary shares and warrants of New Silexion became listed on the Nasdaq Global Market and began trading under the symbols “SLXN” and “SLXNW”, respectively, and, after their transfer on July 8, 2025, have been trading on the Nasdaq Capital Market under those same symbols.

f.
In October 2023, Israel was attacked by Hamas, a terrorist organization and entered a state of war. Since the commencement of these events, there have been additional active hostilities, including with Hezbollah in Lebanon, the Houthi movement which controls parts of Yemen, and with Iran. In response to ongoing Iranian aggression and support of proxy attacks against Israel, on June 12, 2025, Israel conducted a series of preemptive defensive air strikes in Iran targeting Iran’s nuclear program and military commanders. On June 24, 2025, a ceasefire with Iran had been reached and as of such date there has been no further escalation of hostilities between Israel and Iran. On October 9, 2025, Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas. However, there is no assurance that the ceasefire will be upheld and military activity and hostilities may continue to exist at varying levels of intensity. Any or all of these situations may potentially escalate in the future to more violent events.

The Company’s employees and management personnel are located in Israel, however, other core activities including research and development, clinical, regulatory etc. are located outside of Israel. Currently, the Company’s activities in Israel remain largely unaffected. During the nine months ended September 30, 2025 and as of September 30, 2025, the impact of this war on the Company’s results of operations and financial condition was immaterial.

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(U.S. dollars in thousands)

NOTE 1  - GENERAL (continued):

g.
On November 22, 2024, the Company announced a prospective 1-for-9 reverse share split of all of its issued and outstanding, and authorized and unissued, ordinary shares. The reverse share split resulted in a corresponding increase in the par value of the Company’s ordinary shares, from $0.0001 per share to $0.0009 per share. No fractional shares were issued as a result of the reverse split, as any fractional shares to which shareholders became entitled were rounded up to the nearest whole number of shares. The reverse share split became effective after market close on November 27, 2024, and the Company’s ordinary shares began trading on a reverse split-adjusted basis on the Nasdaq Global Market on November 29, 2024.

On July 28, 2025, the Company effected a 1-for-15 reverse share split of the Company’s issued and outstanding, and authorized and unissued, ordinary shares. The reverse share split resulted in a corresponding increase in the par value of the Company’s ordinary shares, from $0.0009 per share to $0.0135 per share. No fractional shares were issued as a result of the reverse split, as any fractional shares to which shareholders became entitled were rounded up to the nearest whole number of shares. The reverse share split became effective after market close on July 28, 2025, and the ordinary shares began trading on a reverse split-adjusted basis on the Nasdaq Capital Market on July 29, 2025.

Unless otherwise indicated, all references to ordinary shares, preferred shares and per share amounts (for each of New Silexion, Silexion and Moringa) in these consolidated financial statements at any date or during any period prior to either of the reverse share splits (including, with respect to the second reverse share split, part of the three‑month and nine‑month periods ended September 30, 2025, and with respect to both reverse share splits, the entire three‑month and nine‑month periods ended September 30, 2024) have been retroactively adjusted to reflect the reduced number of shares and the increase in price per share that resulted from the reverse share splits.

h.	Going concern:

Since its inception, the Company has devoted substantially all its efforts to research and development, clinical trials, and capital raising activities. The Company is still in its development and clinical stage and has not yet generated revenues.

The Company (or, for those periods prior to the Transactions, its predecessor, Silexion) has incurred losses of $7,500 and $16,519 for the nine-months period ended on September 30, 2025 and for the year ended December 31, 2024, respectively. During the nine-month period ended on September 30, 2025, the Company had negative operating cash flows of $7,803. As of September 30, 2025, the Company had cash and cash equivalents of $9,243.

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

The accompanying condensed financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial statements and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which include normal and recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2025, and the consolidated results of operations, statements of changes in redeemable convertible preferred shares and shareholders’ equity  (capital deficiency) and cash flows for the nine and three-month period ended September 30, 2025 and 2024.

The consolidated results for the nine and three-month ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

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

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. As applicable to these financial statements, the most significant estimates and assumptions relate to fair value of financial instruments, see Note 8. These estimates and assumptions are based on current facts, future expectations, and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates.

c.	Restricted cash

As of September 30, 2025 and December 31, 2024, the Company pledged an amount of $55 and $57, respectively in favor of a bank as collateral for guarantees provided to secure the lease payments.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, restricted cash and long-term deposit. The Company deposits cash and cash equivalents mostly with three low risk financial institutions. The Company has not experienced any material credit losses in these accounts and does not believe it is exposed to significant credit risk on these instruments.

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

g.	Recently issued accounting standards not yet adopted:

In September 2025, the FASB issued ASU 2025-07 “Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract”. The ASU excludes from the derivative accounting certain non-exchange-traded contracts with contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. Further, the ASU clarifies that an entity should apply the guidance in ASC 606 to a contract with share-based noncash consideration. The guidance in other Topics (such as ASC 815 or ASC 312) does not apply to such consideration unless and until the entity’s right to receive or retain the consideration is unconditional. The ASU is effective for annual periods beginning after December 15, 2026 and interim periods within those annual periods. Early adoption is permitted. The amendment can be applied either prospectively to new contracts entered into on or after the date of adoption or on a modified retrospective basis through cumulative effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption.  The Company is in the process of evaluating the effects of the ASU on its contracts.

There have been no changes to the recently issued accounting pronouncements not yet adopted that were previously disclosed in the Annual Report.

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(U.S. dollars in thousands)

NOTE 3 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Statement of operations:

a.	Research and development expenses:

	Nine months ended September 30,		Three months ended September 30
	2025	2024	2025	2024
	U.S. dollars in thousands		U.S. dollars in thousands
Payroll and related expenses	$1,312	$928	$458	$453
Share-based compensation expenses	-	2,424	-	2,385
Subcontractors and consultants	2,236	1,425	1,638	297
Rent and maintenance	149	106	54	57
Other	68	61	7	25
	$3,765	$4,944	$2,157	$3,217

b.	General and administrative expenses:

Payroll and related expenses	$1,126	$856	$387	$575
Share-based compensation expenses	96	3,438	38	3,413
Professional services	1,658	1,053	547	605
Depreciation	11	37	4	22
Rent and maintenance	132	90	47	18
Patent registration	51	25	-	-
Travel expenses	143	72	52	56
Other	244	156	60	130
	$3,461	$5,727	$1,135	$4,819

c.	Financial expense (income), net:

Change in fair value of financial liabilities measured at fair value	$250	$(919)	$(27)	$(1,064)
Issuance costs	-	52	-	52
Loss upon entering Transactions	-	4,783	-	4,783
Interest income, net	(73)	(25)	(39)	-
Foreign currency exchange loss, net	87	196	32	48
Other	7	5	4	3
Total financial expense (income), net	$271	$4,092	$(30)	$3,822

NOTE 4  - WARRANTS TO PURCHASE ORDINARY SHARES:

a.	January Public Offering of Ordinary Shares, Pre-Funded Warrants, and Ordinary Warrants.

On January 15, 2025, the Company offered and sold in, and January 17, 2025, the Company completed, a public offering (the “January Offering”) of 143,067 ordinary shares and 143,067 ordinary warrants to purchase up to 143,067 ordinary shares, at a purchase price of $20.25 per ordinary share and accompanying warrant, and 103,847 pre-funded warrants to purchase up to 103,847 ordinary shares (the “January Pre-Funded Warrants”) and 103,847 ordinary warrants to purchase up to 103,847 ordinary shares, at a purchase price of $20.25 per pre-funded warrant and accompanying ordinary warrant (all such ordinary warrants sold with the ordinary shares and January Pre-Funded Warrants, the “January Ordinary Warrants”). The aggregate gross proceeds to the Company from the January Offering were approximately $5,000, net of transaction costs of $745.

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(U.S. dollars in thousands)

NOTE 4  - WARRANTS TO PURCHASE ORDINARY SHARES (continued):

The January Pre-Funded Warrants were immediately exercisable at an exercise price of $0.0015 per ordinary share and were not to expire until exercised in full. The January Ordinary Warrants have an exercise price of $20.25 per ordinary share, were immediately exercisable, and can be exercised for five years from issuance.

Applying ASC 815-40, the Company concluded that the January Pre-Funded Warrants and January Ordinary Warrants were considered indexed to the Company’s own stock and met the conditions for equity classification, and thus were presented within equity.

As compensation for the placement agent’s role in the January Offering, the Company issued to it warrants to purchase up to 17,284 ordinary shares. Those placement agent warrants had an exercise price of $25.31 per ordinary share, were exercisable for five years from the date of the commencement of sales in the January Offering, and otherwise reflected substantially the same terms as the ordinary warrants sold in the January Offering.

b.	Induced Warrant Exercise Transactions

On January 29, 2025, the Company entered into an inducement offer letter agreement (the “January Inducement Offer”) with holders of 148,102 of the Company’s January Ordinary Warrants. Under the January Inducement Offer, on January 30, 2025, those holders exercised those warrants for cash and purchased 148,102 ordinary shares at a cash exercise price of $20.25 per share. As consideration for the holders’ agreement to exercise, the Company issued to them new ordinary warrants to purchase up to an aggregate of 148,102 ordinary shares at an exercise price of $22.50 per share (the “January New Ordinary Warrants”). The exercising holders also paid the Company an additional $1.88 per January New Ordinary Warrant issued to them. The Company received aggregate gross proceeds of approximately $3,276 from the exercise of the existing January Ordinary Warrants by the holders, net of placement agent fees and other offering expenses of $462. The induced exercise of equity-classified warrants was accounted for as issuance costs of the January New Ordinary Warrants.

Upon exercise for cash of any January New Ordinary Warrants, in certain circumstances, the placement agent will receive from the Company a cash fee of 8.0% of the aggregate gross exercise price. Pursuant to the January Inducement Offer transaction, the Company also issued to the placement agent warrants to purchase up to 10,368 ordinary shares, which have the same terms as the January New Ordinary Warrants issued in the transaction, except that the placement agent warrants have an exercise price equal to $27.66 per share. Upon exercise for cash of any January New Ordinary Warrants, in certain circumstances, the Company will issue to the placement agent warrants that are exercisable for 7.0% of the number of ordinary shares issuable upon the exercise of those January New Ordinary Warrants. As of September 30, 2025, the payment of cash fees and issuance of additional warrants to the placement agent upon exercise of January New Ordinary Warrants were not probable.

Both the January New Ordinary Warrants and the placement agent warrants were immediately exercisable from the date of their issuance until the 24-month anniversary of the effective date of the resale registration statement that registered, with the SEC, the resale of the ordinary shares underlying the January New Ordinary Warrants and related placement agent warrants.

On July 31, 2025, the Company entered into an additional inducement offer letter agreement (the “July Inducement Offer”) with holders of 152,106 of the Company’s existing ordinary warrants, of which (i) 22,468 were January Ordinary Warrants, and (ii) 129,638 were January New Ordinary Warrants.

The closing under the July Inducement Offer occurred on August 1, 2025, when those holders exercised those warrants for cash and purchased 152,106 ordinary shares at a reduced cash exercise price of $11.57 per share. The Company received aggregate gross proceeds of approximately $1,760 from the exercise of the existing ordinary warrants by the holders, net of placement agent fees and other offering expenses of $278.

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(U.S. dollars in thousands)

NOTE 4  - WARRANTS TO PURCHASE ORDINARY SHARES (continued):

As consideration for the holders’ agreement to exercise, the Company issued to them new ordinary warrants to purchase up to an aggregate of 304,212 ordinary shares at an exercise price of $11.32 per share (the “July Ordinary Warrants”). The July Ordinary Warrants are exercisable from August 19, 2025 and until the 24-month anniversary of the effective date of the resale registration statement under which the Company is required to register the resale of the ordinary shares underlying those warrants and the placement agent warrants (as referenced below).

Pursuant to the July Inducement Offer transaction, the Company also issued to the placement agent warrants to purchase up to 10,647 ordinary shares, which have the same terms as the July Ordinary Warrants, except that the placement agent warrants have an exercise price equal to $14.46 per share. Upon exercise for cash of any July Ordinary Warrants, in certain circumstances, the placement agent will receive from the Company a cash fee of 8.0% of the aggregate gross exercise price, as well as additional placement agent warrants exercisable for 7.0% of the number of ordinary shares issuable upon the exercise of those July Ordinary Warrants.

c.	September Public Offering of Ordinary Shares, Pre-Funded Warrants, and Ordinary Warrants.

On September 12, 2025 the Company offered and sold, in a public offering (the “September Offering”) 1,392,250 ordinary shares and 107,750 pre-funded warrants to purchase up to 107,750 ordinary shares (“September Pre-Funded Warrants”). Each of the 1,500,000 ordinary shares and September Pre-Funded Warrants were sold together with one Series A ordinary warrant (“Series A Warrant”) and one Series B ordinary warrant (“Series B Warrant”; together with a Series A Warrant, collectively, the “September Ordinary Warrants”).

The aggregate gross proceeds to the Company from the September Offering were $6,000, net of transaction costs of $805.

The September Pre-Funded Warrants were immediately exercisable at an exercise price of $0.0001 per ordinary share and do not expire until exercised in full.

The September Ordinary Warrants are exercisable for $4 per ordinary share. Series A Warrants expire five years after issuance, and Series B Warrants expire one year after issuance.

Applying ASC 815-40, the Company concluded that the September Pre-Funded Warrants and September Ordinary Warrants were considered indexed to the Company’s own stock and met the conditions for equity classification, and thus were presented within equity.

As compensation for the placement agent’s role in the September Offering, the Company issued to it warrants to purchase up to 105,000 ordinary shares. Those placement agent warrants have an exercise price of $5 per ordinary share, are exercisable for five years from their issuance date, and otherwise reflect substantially the same terms as the September Ordinary Warrants sold in the September Offering.

As of September 30, 2025, a total of 445,000 September Ordinary Warrants had been exercised for 445,000 of the Company’s ordinary shares, and all 107,750 September Pre-Funded Warrants had been exercised for 107,750 ordinary shares, for total proceeds of $1.78 million, which exercises were not related to the January Inducement Offer or July Inducement Offer transactions (which are described above).

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(U.S. dollars in thousands)

NOTE 5 - PROMISSORY NOTES

a.	Underwriters Promissory Note

During January 2025, the Company repaid $158 of the principal amount of the convertible promissory note, in an original principal amount of $1,250 (the “Underwriters Promissory Note”), that the Company had issued at the Closing of the Business Combination to EarlyBirdCapital, Inc. (“EarlyBird”), the representative of the underwriters of Moringa’s initial public offering.

On March 13, 2025, the Company entered into a letter agreement (the “Note Conversion Inducement Agreement”) with EarlyBird, under which the remaining $880 of outstanding principal amount and accrued interest under the Underwriters Promissory Note was extinguished in exchange for a cash payment by the Company (including accrued interest) of $551 and the Company’s issuance to EarlyBird of 18,519 ordinary shares.

b.	Related Party Promissory Note

On September 15, 2025, as part of its September Public Offering (see Note 4(b)), the Company converted $1,800 of the convertible promissory note in an original principal amount of $3,433(the “Related Party Promissory Note”) that the Company had issued at the Closing of the Business Combination to Moringa Sponsor, LP (“Moringa Sponsor”), into 450,000 ordinary shares at a fair value of $1,624. The converted amount represented 30% of the funds raised by the Company in the September Offering, in accordance with the Company’s conversion right under the Related Party Promissory Note.

NOTE 6 - At the Market Offering Agreement

On September 26, 2025 the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with a sales agent. In accordance with the terms of the Sales Agreement, the Company may offer and sell up to $13,170 of its newly issued ordinary shares from time to time through the sales agent.

The sales agent will not sell ordinary shares unless instructed by the Company and will use commercially reasonable efforts to sell on the Company’s behalf all of the ordinary shares requested to be sold by the Company, subject to the terms of the Sales Agreement.

The sales agent will be entitled to cash compensation equal to 3.0% of the gross sales price of ordinary shares sold under the Sales Agreement. As of September 30, 2025, no ordinary shares had been sold under the Sales Agreement.

NOTE 7  - SHARE-BASED COMPENSATION:

The Company's share-based compensation expenses amounted to a total of $96 and $5,862 in the nine month periods ended September 30, 2025 and 2024, respectively. As of September 30, 2025, 86,573 shares remain available for grant under the Company’s 2024 Equity Incentive Plan (the “2024 Plan”).

On July 14, 2025, the Company’s shareholders approved an increase in the number of ordinary shares authorized for issuance under the 2024 Plan by 84,791 ordinary shares, increasing the total number of ordinary shares reserved for issuance under the equity pool for the 2024 Plan to 86,573 ordinary shares.

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(U.S. dollars in thousands)

NOTE 7  - SHARE-BASED COMPENSATION (continued):

Summary of outstanding and exercisable options:

Below is a summary of the Company's share-based compensation activity and related information with respect to options granted to employees and non-employees for the nine months period ended September 30, 2025:

	Number of options	Weighted-average exercise price (in U.S. dollars)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at January 1, 2025	1,608	897.47	7.19	-
Granted	4,680	18.90	9.37	-
Expired	(20)	907.57	-	-
Outstanding at September 30, 2025	6,268	241.40	8.63	-

Exercisable at September 30, 2025	1,588	897.34	6.46	-

Vested and expected to vest at September 30, 2025	6,268	241.40	8.63	-

In 2024 no options were granted.

On February 9, 2025, New Silexion’s board of directors approved granting 4,680 options to New Silexion’s directors.

RSUs granted to employees and non-employees:

In the nine months ending September 30, 2025, New Silexion granted 3,994 RSUs to its directors and service providers, of which 3,966 RSUs were approved for grant by New Silexion’s board of directors on February 9, 2025.”

The share-based compensation expense by line item in the accompanying consolidated statements of operations is summarized as follows:

	Nine months ended September 30		Three months ended September 30
	2025	2024	2025	2024
Research and development	$-	$2,424	$-	$2,385
General and administrative	96	3,438	38	3,413
	$96	$5,862	$38	$5,798

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(U.S. dollars in thousands)

NOTE 8  - FAIR VALUE MEASUREMENTS:

Financial instruments measured at fair value on a recurring basis

The Company’s assets and liabilities that are measured at fair value as of September 30, 2025, and December 31, 2024, are classified in the tables below in one of the three categories described in “Note 2 – Fair value measurement”:

	September 30, 2025
	Level 3		Total
Financial Liabilities
Private Warrants to ordinary shares	$	*	$	*
Promissory Notes		$1,540		$1,540

	December 31, 2024
	Level 3	Total
Financial Liabilities
Private Warrants to ordinary shares	$2	$2
Promissory Notes	$3,965	$3,965

The following is a roll forward of the fair value of liabilities classified under Level 3:

	Nine months ended September 30, 2025			Three months ended September 30, 2025
	Promissory Notes	Private Warrants to ordinary shares		Promissory Notes	Private Warrants to ordinary shares
Fair value at the beginning of the period	$3,965		$2	$3,190	$	*
Change in fair value	264		(2)	(26)		(*	)
Repayments	(709)		-	-		-
Conversion to equity	(1,980)		-	(1,624)		-
Fair value at the end of the period	$1,540	$	*	$1,540	$	*

* Represents an amount less than $1

	Nine months ended September 30, 2024			Three months ended September 30, 2024
	Warrants to preferred shares	Warrants to Ordinary shares	Promissory Notes	Warrants to preferred shares	Warrants to Ordinary shares	Promissory Notes
Fair value at the beginning of the period	$200	$-	$-	$345	$-	$-
Issuance	-	1,130	4,622	-	1,130	4,622
Change in fair value	134	(1,120)	(310)	(11)	(1,120)	(310)
Conversion	(334)	-	-	(334)	-	-
Fair value at the end of the period	$-	$10	$4,312	$-	$10	$4,312

Promissory Notes

In measuring the fair value of the Company’s promissory notes, a discount rate of 11.33%-14.28% was used, based on a B- rated US dollar zero-coupon discount curve, plus a credit spread of 6.67% - 7.56%. The expected timing of conversion or repayment of the notes was determined using the Company’s forecasts.

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

The following table provides quantitative information regarding Level 3 fair value measurement inputs of the warrants:

	September 30
	2025	2024
Volatility	90.71%	76.86%
Term (years)	3.87	4.88
Dividend yield	0%	0%

Financial instruments not measured at fair value

The carrying amounts of cash and cash equivalents, restricted cash, prepaid expenses, and other assets, trade payables and other liabilities approximate their fair value due to the short-term maturity of such instruments.

NOTE 9  - NET LOSS PER SHARE:

The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders for the periods presented (USD in thousands, except per share data):

	Nine months ended September 30,		Three months ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$7,500	$14,772	$3,262	$11,860
Net loss attributable to ordinary shareholders, basic and diluted:	$7,500	$14,696	$3,262	$11,851
Denominator:
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	723,886	19,469	1,132,658	43,213
Net loss per share attributable to ordinary shareholders, basic and diluted	$10.36	$754.85	$2.88	$274.25

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

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(U.S. dollars in thousands)

NOTE 9  - NET LOSS PER SHARE (continued):

As of September 30, 2025 and September 30, 2024, the basic loss per share calculation included a weighted average number of 9 and 275, respectively, of fully vested pre-funded options. As the inclusion of other potential ordinary shares equivalents in the calculation would be anti-dilutive for all periods presented, diluted net loss per share is the same as basic net loss per share.

The following instruments were not included in the computation of diluted earnings per share because of their anti-dilutive effect:

For the period ended on September 30, 2025:

-	Private Warrants to purchase ordinary shares (the “Private Warrants”) that had been issued to former Moringa private warrant holders pursuant to the Transactions.
-	Share-based compensation;
-	Promissory Notes (see also Note 5).

For the period ended on September 30, 2024:

-	Redeemable convertible preferred shares;
-	Warrants to purchase redeemable convertible preferred shares;
-	Share-based compensation;
-	Private Warrants to purchase ordinary shares;
-	Promissory Notes (see also Note 5)

NOTE 10  - TRANSACTIONS AND BALANCES WITH RELATED PARTIES:

Transactions with related parties which are shareholders, executive officers and directors of the Company:

a.	Transactions:

	Nine months ended September 30,		Three months ended September 30
	2025	2024	2025	2024
Share-based compensation included in research and development expenses	$-	$1,796	$-	$1,762
Share-based compensation included in general and administrative expenses	$96	$2,972	$38	$2,948
Financial expenses (income), net	$203	$(47)	$(26)	$(182)

b.	Balances:

	September 30, 2025		December 31, 2024
Current liabilities -
Private Warrants to purchase ordinary shares	$	*	$1

	September 30, 2025	December 31, 2024
Non-Current liabilities -
Related Party Promissory Note	$1,540	$2,961

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(U.S. dollars in thousands)

NOTE 11  - SEGMENT INFORMATION

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

	Nine months ended September 30		Three months ended September 30
	2025	2024	2025	2024
Clinical trials and other payments to R&D-related service providers	$2,236	$1,425	$1,638	$297
R&D payroll and related expenses, other than share-based compensation	1,312	928	458	453
R&D share-based compensation expenses	-	2,424	-	2,385
G&A payroll and related expenses, other than share-based compensation	1,126	856	387	575
G&A share-based compensation expenses	96	3,438	38	3,413
G&A Professional services	1,658	1,053	547	605
Depreciation expenses	11	37	4	22
Other segment expenses (*)	787	510	220	286
Operating loss	7,226	10,671	3,292	8,036
Interest income	(86)	(25)	(39)	-
Interest expense	13	-	-	-
Other financing expense (income), net	344	4,117	9	3,822
Income taxes	3	9	-	2
Net loss	$7,500	$14,772	$3,262	$11,860

Segment assets	$11,614	$3,087	$11,614	$3,087
Expenditures for segment assets	$(7)	$(22)	$-	$(16)
Segment liabilities	$4,637	$7,666	$4,637	$7,666

(*) Other segment expenses include mainly general and administrative-related expenses, such as office lease expenses and maintenance and HR expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory Note

The following discussion and analysis of our financial condition and results of operations (this “MD&A”) should be read in conjunction with the financial statements and the related notes included elsewhere in this quarterly report. Some of the information contained in this discussion and analysis or set forth in this quarterly report, including information with respect to our plans, objectives, expectations, projections, and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Part II. Other Information— Item 1.A. Risk Factors” of this quarterly report, our actual results could differ materially from the results described in or implied by these forward-looking statements. See also the section entitled “Special Note Regarding Forward-Looking Statements” above in this quarterly report.

Unless the context otherwise requires, references to the “Company,” “we,” “us” and “our” in this MD&A generally refer to: (i) for all periods preceding, and through the Closing of, the Business Combination, Silexion; and (ii) for all periods following the Closing, New Silexion.

Overview

Operations and Financing Activities

We are a Cayman Islands exempted company that was originally formed for the purpose of effectuating the Business Combination and that now serves as a publicly traded holding company for each of Silexion (through which our operations are carried out) and Moringa (which has no operations). Our ordinary shares and warrants were initially listed on the Nasdaq Global Market and were subsequently transferred to the Nasdaq Capital Market, and are quoted for trading under the symbols “SLXN” and “SLXNW”, respectively.

We conduct our operations primarily through our principal subsidiary, Silexion, a clinical-stage biotechnology company engaged in the discovery and development of proprietary treatments for cancers driven by mutations in the Kirsten rat sarcoma viral oncogene homolog (“KRAS”). The KRAS gene, when mutated, plays a central role in many cancer types, such as pancreatic, colorectal and lung, and is therefore considered to be an oncogene. This oncogene instructs cells to make the corresponding KRAS protein which has a controlling function in cell growth signaling in the cancer cells. While multiple pharmaceutical companies are pursuing strategies to inhibit the KRAS and thereby limit its downstream signaling, our approach is differentiated by targeting the root cause of oncogenic signaling: we silence the KRAS oncogene itself, preventing the production of the oncogenic protein.

Our proprietary technology is designed to prompt tumor cells to degrade the messenger RNA (mRNA) that bridges the oncogene and the cellular protein synthesis machinery, utilizing small interfering RNA (siRNA) constructs that are chemically modified to enhance stability and cellular uptake while maintaining biological activity that interferes with the mRNA function. Our lead product candidate, SIL204, is a second-generation siRNA engineered to suppress the production’ of mutated KRAS proteins. In pancreatic cancer, approximately 92% of patients have this mutated oncogene.

To address both localized and systemic disease, as well as the tumor’s dense desmoplastic stroma, which limits the effectiveness of current treatments, our novel delivery approach, which we refer to as an Integrated Treatment Regimen, involves administering SIL204 both directly into the tumor and systemically via subcutaneous injection, in combination with standard-of-care chemotherapy. In a previous Phase 2 clinical trial with our first-generation siRNA, the combination of siRNA and standard-of-care chemotherapy demonstrated an overall survival benefit compared to standard-of-care chemotherapy alone. Building on preclinical advancements and regimen optimization, we believe SIL204 has the potential to further improve clinical outcomes. During the quarter, we continued to advance operational readiness, including the onboarding of external vendors, with the initiation of clinical studies contingent upon obtaining regulatory clearance.

Prior to the Business Combination, Silexion financed its operations primarily with the net proceeds from private offerings of its ordinary shares and convertible preferred shares, convertible financing agreements and Simple Agreement for Future Equity (SAFE) financings, and royalty-bearing grants from the Israeli Innovation Authority (the “IIA”). Those grants totaled $5.8 million through September 30, 2025.

Upon the Closing of the Business Combination, we raised $2.0 million via a private investment in public entity (PIPE) financing, in which Moringa sold to Greenstar, LP, an affiliate of the Moringa sponsor, 1,482 newly issued Moringa ordinary shares at a price of $1,350.00 per share. Those shares were converted into an equivalent number of New Silexion ordinary shares at the Closing. In connection with the Closing, we also entered into the ELOC Agreement with White Lion, which provided us with an ELOC for up to $15.0 million. We utilized the ELOC for financings from time to time during the early periods following the Closing of the Business Combination, having raised an aggregate of $3.1 million from the ELOC through September 30, 2025, all of which was raised prior to December 31, 2024.

During 2025, we have successfully transitioned to alternative financing transactions, having raised capital via (i) public offerings of ordinary shares and/or pre-funded warrants, together with ordinary warrants, as well as (ii) ordinary warrant exercise transactions at the time of, or during periods that followed, those public offerings. We completed public offerings in January 2025 and September 2025, in which we raised gross proceeds of approximately $5.0 million and $6.0 million, respectively, before deducting placement agent fees and other offering expenses. In connection with the closing of the January 2025 public offering, investors exercised an aggregate of 42,683 ordinary warrants issued in the offering, which provided us with additional gross proceeds of $0.9 million. In connection with the closing of the September 2025 public offering, investors exercised an aggregate of 445,000 Series B ordinary warrants issued in the offering, which provided us with additional gross proceeds of $1.78 million. As a follow-up to the first such public offering, later in January 2025 and again at the start of August 2025, we completed transactions for the induced exercise of ordinary warrants, which raised gross proceeds of approximately $3.3 million and $1.8 million, respectively, before deducting placement agent fees and other offering expenses. H.C. Wainwright served as the exclusive placement agent for each of the foregoing public offering and warrant exercise transactions. Each of the foregoing financing transactions is described in further detail below in this MD&A under “Liquidity and Capital Resources.”

In September 2025, we furthermore entered into the ATM Agreement with H.C. Wainwright, as sales agent or principal, under which we may raise up to $13,170,000 on an ongoing basis via sales of our ordinary shares into the open market via an at-the-market financing mechanism (an “ATM”), which we plan to use to finance our ongoing operations going forward. No sales of ordinary shares occurred under the ATM during the third quarter of 2025, or up to the date of this quarterly report, due to customary standstill restrictions on subsequent offerings imposed upon us in connection with our September 2025 public offering.

Since our inception, we have incurred significant operating losses. Our net losses were $7.5 million and $3.3 million for the nine months and three months ended September 30, 2025, respectively, and $16.5 million for the year ended December 31, 2024 (in the case of 2024, those losses consisted of Silexion’s net losses for all periods through the Business Combination, and the combined company’s net losses for all periods afterwards). As of September 30, 2025, we had an accumulated deficit of $50.8 million (reflecting Silexion’s accumulated deficit for all periods through August 15, 2024 and the combined company’s accumulated deficit from August 16, 2024 through September 30, 2025). We have not recognized any revenue to date.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. Our expenses will depend on many factors, including the timing and extent of spending to further develop SIL204 and initiate pre-clinical and clinical trials, support research and development efforts, investments in potential additional pipeline products, and increased overall compensation as we continue to hire additional personnel. Our expenses will increase if and as we:

•	apply for Orphan Drug Designation in both the U.S. and EU for our SIL204 product;

•	conduct toxicological studies with respect to SIL204 (which studies have been ongoing);

•	initiate a clinical trial powered for statistical significance with respect to SIL204;

•	seek marketing approvals for SIL204 in various territories;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional operational, clinical, quality control and scientific personnel;

•	add additional product candidates to our pipeline;

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

Continued Nasdaq Listing

As described above in this “Overview” under “Operations and Financing Activities” and as detailed further in “Liquidity and Capital Resources” of this Part I, Item 2 below, our financial condition is dependent upon, and supported by, our ability to fund our operations in an ongoing manner, including via equity financings. Our Nasdaq listing supports that ability, as many potential desirable investors or financing sources would be unwilling to consider an investment in our company on reasonable terms or at all if our ordinary shares and warrants were to be delisted from Nasdaq, which would likely reduce the liquidity of our securities and increase volatility in our trading price.

Remedy of Nasdaq Listing Deficiencies, Including Via Hearings Process

As previously reported, on May 22, 2025, we received a delisting notice from the Nasdaq Listing Qualifications Department in respect of two listing deficiencies that we had been unable to remedy during the six-month cure period since we had initially been notified of those deficiencies, on November 19, 2024. The deficiencies related to our failure to maintain (i) a minimum Market Value of Listed Securities of $50 million and (ii) a minimum Market Value of Publicly Held Shares of $15 million, in each case for continued listing on the Nasdaq Global Market. We appealed the delisting notice to a Nasdaq hearings panel, and a hearing was held before the panel on June 26, 2025. On July 7, 2025, we received a favorable decision from the hearings panel, granting our request to remain listed on Nasdaq, subject to certain conditions. Pursuant to the favorable outcome, the listings of our ordinary shares and warrants were transferred from the Nasdaq Global Market to the Nasdaq Capital Market.

Under the terms of the decision reached by the hearings panel, the continued listing of our securities on the Nasdaq Capital Market was conditioned on our fulfillment of the terms of the compliance plan that we had presented to the panel in connection with the June 26, 2025 hearing. That plan was designed to enable us to achieve at least $2.5 million of shareholders’ equity (the “shareholders’ equity requirement”) and thereby comply with the Equity Standard for listing on the Nasdaq Capital Market on a continued basis. The terms of the compliance plan consisted, in primary part, of the following:

•
on or before September 19, 2025, we were required to demonstrate in a report filed under the Exchange Act our restoration of compliance with, and our expected long-term compliance with, the shareholders’ equity requirement, as to be demonstrated in a balance sheet not older than 60 days to be included in such a filing; and

•
if we were to fail to maintain compliance with any Nasdaq listing rule on or before November 18, 2025, we would have been required to submit, and the Nasdaq hearings panel was to review (as part of its maintenance of jurisdiction over our listing status until November 18, 2025), a compliance plan for the subject deficiency to determine whether the panel would be willing to grant an exception to us to cure that deficiency.

We provided the above-referenced demonstration of our restoration of compliance with the shareholders’ equity requirement in our current report on Form 8-K that we filed with the SEC on September 15, 2025, in which we described that we had completed a series of financing transactions, which had collectively increased our shareholders’ equity on a pro forma basis as of July 31, 2025 by $10.3 million, to approximately $9.41 million as of September 15, 2025.

In addition to becoming subject to, and remedying, a Nasdaq shareholders’ equity listing deficiency, we also became subject to, and subsequently remedied, a Nasdaq minimum bid price deficiency. On July 18, 2025, we received a letter from Nasdaq notifying us that for the 30 consecutive business days preceding the letter, the closing bid price of our ordinary shares was below the minimum $1.00 per share bid price required for continued listing on Nasdaq. The letter indicated that the Nasdaq panel would consider the bid price deficiency in its decision as to whether to enable us to remain listed on the Nasdaq Capital Market. Following shareholder approval at our reconvened annual general meeting on July 14, 2025, we effected a 1-for-15 reverse share split that on July 29, 2025, which raised the price of our ordinary shares above $1.00, and we have maintained a closing price above $1.00 since that time, thereby remedying the minimum bid price deficiency.

As a result of our remedy of each of the shareholders’ equity and minimum bid price deficiencies, on September 23, 2025, we received a letter from Nasdaq confirming that we have demonstrated compliance with the requirements related to each such prior deficiency. As described in that letter, we are subject to a mandatory panel monitor until September 23, 2026. If, within that one-year monitoring period, the Nasdaq staff finds our company again out of compliance with the shareholders’ equity requirement, we would not be permitted to provide the staff with a plan of compliance with respect to that deficiency and the staff would not be permitted to grant additional time to us to regain compliance with respect to that deficiency, nor would we be afforded an applicable cure or compliance period. Instead, the staff would issue a “Delist Determination Letter” and we would have an opportunity to request a new hearing with the initial panel from our June 2025 hearing or a newly convened hearings panel if the initial panel is unavailable.

While we have successfully addressed all immediate compliance concerns, we must continue to maintain compliance with all Nasdaq Capital Market listing standards. There can be no assurance that we will maintain compliance with the shareholders’ equity requirement and all other standards for listing on the Nasdaq Capital Market on an ongoing basis.

Authorized Share Capital Increase

At an extraordinary general meeting originally held on August 12, 2025 and reconvened on August 19, 2025, our shareholders approved an increase in our authorized share capital from $20,000 divided into 1,481,482 ordinary shares of a par value of $0.0135 each, to $121,500 divided into 9,000,000 ordinary shares of a par value of $0.0135 each, providing us with additional capacity to issue equity securities. This increase in our authorized share capital has enabled, and will enable, us to raise required capital via various financing activities and to restore and maintain compliance with the Nasdaq shareholders’ equity requirement, including our completion of the September 2025 public offering and potential future sales of ordinary shares under the ATM Agreement.

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

Our general and administrative expenses have increased, and we expect that they will continue to increase in the future, as we fund our continued research and development activities, primarily due to increased headcount to support anticipated growth in the business and due to incremental costs associated with operating as a public company, including costs to comply with the rules and regulations applicable to public companies, such as costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC and stock exchange listing standards, public relations, insurance and professional services.

Financial expenses, net

Finance expenses consist primarily of changes in fair value of financial liabilities measured at fair value, interest expenses (income), and exchange rate differences expenses.

Results of Operations

We are providing within this section a discussion and analysis of our historical statement of operations data in accordance with accounting principles generally accepted in the United States of America, or GAAP. Our financial statements included elsewhere in this quarterly report, as well as the financial data and related discussion and analysis contained in this MD&A, relate to our financial condition and results of operations as of, and for the three-month and nine-month periods ended, September 30, 2025, as compared to the corresponding information for Silexion (through the Closing of the Business Combination) and/or the combined company (following the Closing) as of, and for the three-month and nine-month periods ended, September 30, 2024.

Comparison of nine-month periods ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine-month periods ended September 30, 2025 and 2024:

	Nine-month period ended September 30,
	2025	2024
	(U.S. dollars, in thousands)
Operating expenses:

Research and development	$3,765	$4,944
General and administrative	3,461	5,727
Total operating expenses	7,226	10,671
Operating loss	7,226	10,671
Financial expenses, net	271	4,092
Loss before income tax	7,497	14,763
Income tax	3	9
Net loss	$7,500	$14,772

Research and Development Expenses

The following table summarizes our research and development expenses for the nine-month periods ended September 30, 2025 and 2024:

	Nine-month period ended September 30,
	2025	2024
	(U.S. dollars, in thousands)
Payroll and related expenses	$1,312	$928
Share-based compensation expenses	-	2,424
Subcontractors and consultants	2,236	1,425
Rent and maintenance	149	106
Other	68	61
Total research and development expenses	$3,765	$4,944

Research and development expenses decreased by approximately $1.1 million, or 22.4%, to $3.8 million for the nine-month period ended September 30, 2025, compared to $4.9 million for the nine-month period ended September 30, 2024. The decrease resulted mainly from a decrease in non-cash share-based compensation expenses in an amount of $2.4, related to employee grants issued around the time of the Business Combination in August 2024. This decrease was partly offset by an increase in subcontractors and consultants expenses in an amount of $0.8 million related to Application Programming Interface manufacturing activities and formulation development as our development program progressed to the next phase whereas the comparative nine-month period from 2024 included development activities related to our API. In addition, an increase in payroll and payroll-related expenses of $0.4 million due to additional headcount and increases in salaries following the Closing of the Business Combination in August 2024.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine-month periods ended September 30, 2025 and 2024:

	Nine-month period ended September 30,
	2025	2024
	(U.S. dollars, in thousands)
Payroll and related expenses	$1,126	$856
Share-based compensation expenses	96	3,438
Professional service	1,658	1,053
Depreciation	11	37
Rent and maintenance	132	90
Patent registration	51	25
Travel expenses	143	72
Other	244	156
Total general and administrative expenses	$3,461	$5,727

General and administrative expenses decreased by approximately $2.2 million, or 38.6%, to $3.5 million for the nine-month period ended September 30, 2025, compared to $5.7 million for the nine-month period ended September 30, 2024. The decrease resulted mainly from a decrease in non-cash share-based compensation expenses in an amount of $3.3, related to employee grants issued around the time of the Business Combination in August 2024. This decrease was partly offset by an increase in professional services costs in an amount of $0.6 million primarily related to investor relations and press release expenses, director compensation, legal and other expenses associated with the costs of a public company subsequent to the Closing of the Business Combination and an increase of $0.3 million in payroll and payroll-related expenses due to headcount growth and an increase in salaries following the Closing of the Business Combination in August 2024 (which were reflected to a greater extent in the nine months ended September 30, 2025 than in the shorter period from the Closing through September 30, 2024).

Financial expenses, net

Financial expenses, net decreased by approximately $3.8 million, or 92.7%, to $0.3 million for the nine-month period ended September 30, 2025 compared to $4.1 million for the nine-month period ended September 30, 2024. The decrease was mainly due to a decrease in amount of $4.8 million in one-time loss upon entering Transactions expenses following the Closing of the Business Combination in August 2024, offset in part by an increase in revaluation income of financial instruments (mainly promissory notes) in an amount of $1.2 million.

Net loss

Net loss decreased by approximately $7.3 million, or 49.3%, to $7.5 million for the nine-month period ended September 30, 2025, compared to $14.8 million for the nine-month period ended September 30, 2024. The decrease was mainly due to a decrease in our research and development expenses, general and administrative expenses, and financial expenses including significant decrease of non-cash items related to share-based compensation, transaction costs and costs related to becoming a public company in August 2024.

Comparison of three-month periods ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three-month periods ended September 30, 2025 and 2024:

	Three-month period ended September 30,
	2025	2024
	(U.S. dollars, in thousands)
Operating expenses:

Research and development	$2,157	$3,217
General and administrative	1,135	4,819
Total operating expenses	3,292	8,036
Operating loss	3,292	8,036
Financial expenses, net	(30)	3,822
Loss before income tax	3,262	11,858
Income tax	-	2
Net loss for the quarter	$3,262	$11,860

Research and Development Expenses

The following table summarizes our research and development expenses for the three-month periods ended September 30, 2025 and 2024:

	Three-month period ended September 30,
	2025	2024
	(U.S. dollars, in thousands)
Payroll and related expenses	$458	$453
Share-based compensation expenses	-	2,385
Subcontractors and consultants	1,638	297
Rent and maintenance	54	57
Other	7	25
Total research and development expenses	$2,157	$3,217

Research and development expenses decreased by approximately $1.0 million, or 31.3%, to $2.2 million for the three-month period ended September 30, 2025, compared to $3.2 million for the three-month period ended September 30, 2024. The decrease resulted mainly from a decrease in non-cash share-based compensation expenses in an amount of $2.4, related to employee grants issued around the time of the Business Combination in August 2024. This decrease was partly offset by an increase in subcontractors and consultants expenses in an amount of $1.3 million related to Application Programming Interface manufacturing activities and formulation development as our development program progressed to the next phase whereas the comparative three-month period from 2024 included development activities related to our API.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three-month periods ended September 30, 2025 and 2024:

	Three-month period ended September 30,
	2025	2024
	(U.S. dollars, in thousands)
Payroll and related expenses	$387	$575
Share-based compensation expenses	38	3,413
Professional service	547	605
Depreciation	3	22
Rent and maintenance	47	18
Patent registration	-	-
Travel expenses	52	56
Other	61	130
Total general and administrative expenses	$1,135	$4,819

General and administrative expenses decreased by approximately $3.7 million, or 77.1%, to $1.1 million for the three-month period ended September 30, 2025, compared to $4.8 million for the three-month period ended September 30, 2024. The decrease resulted mainly from a decrease in non-cash share-based compensation expenses in an amount of $3.4 million, related to employee grants issued around the time of the Business Combination in August 2024.

Financial expenses, net

Financial expenses, net decreased by approximately $3.8 million, or 100.0%, to $0 million for the three-month period ended September 30, 2025 compared to $3.8 million for the three-month period ended September 30, 2024. The decrease was mainly due to a decrease in amount of $4.8 million in one-time loss upon entering Transactions expenses following the Closing of the Business Combination in August 2024, offset in part by a decrease in revaluation income of financial instruments (mainly promissory notes) in an amount of $1.0 million.

Net loss

Net loss decreased by approximately $8.6 million, or 72.3%, to $3.3 million for the three-month period ended September 30, 2025, compared to $11.9 million for the three-month period ended September 30, 2024. The decrease was mainly due to a decrease in our research and development expenses, general and administrative expenses, and financial expenses including significant non-cash items related to share-based compensation, transaction costs and costs related to becoming a public company in August 2024.

Liquidity and Capital Resources

Overview

Our capital requirements depend on many factors, including the timing and extent of spending to further develop SIL204 and conduct pre-clinical and clinical trials, support research and development efforts, investments in potential additional pipeline products, and increased overall compensation as we continue to hire additional personnel. For the nine-month and three-month periods ended September 30, 2025, we had net losses of $7.5 million and $3.3 million, respectively. As of September 30, 2025, our cash and cash equivalents totaled $9.2 million.

To date, our principal sources of liquidity have evolved together with our progression as a company. As a private company, we raised proceeds from private offerings of our ordinary shares and convertible preferred shares, grants from the Israeli Innovation Authority, issuance of convertible financing agreements (CFA), and SAFE financings. Upon the Closing of the Business Combination, we raised funds from a PIPE in which Greenstar, LP, an affiliate of the Moringa sponsor, purchased Moringa ordinary shares that converted automatically into New Silexion ordinary shares. Following the Closing, as a public company with ordinary shares and warrants registered under the Exchange Act and trading on Nasdaq, we have obtained financings in various manners, including the following, which are described in greater detail below:

•
registered public offerings of ordinary shares and pre‑funded warrants, along with ordinary warrants, in January 2025 and September 2025, and (as described below under “Public Offerings via H.C. Wainwright”);

•	warrant exercise inducement transactions, which were completed in January 2025 and August 2025 (as described below under “Induced Warrant Exercise Transactions”);
•
additional warrant exercises, such as in connection with the January 2025 and September 2025 public offerings, when investors exercised following the closing of those offerings an aggregate of 42,683 ordinary warrants and 445,000 Series B ordinary warrants issued in those respective offerings; and

•	ongoing financings via the ELOC Agreement (all of which were completed during the year ended December 31, 2024).

We furthermore anticipate further ongoing financings via the ATM that we have established through the ATM Agreement with H.C. Wainwright, which provides for the potential sale of up to $13.17 million of our ordinary shares under our Shelf Registration Statement.

Based on our current business plan, we believe our current cash and cash equivalents, and anticipated cash flow from operations, will not be sufficient to meet our anticipated cash requirements for the next 12 months from the date of this quarterly report. We will need to raise additional capital to finance our operations, expand our business and pipeline, or for other reasons.

Note 1(h) to our unaudited consolidated financial statements for the three‑month and nine‑month periods ended September 30, 2025 included in this quarterly report and Note 1(j) to our audited consolidated financial statements for the year ended December 31, 2024 included in the 2024 Annual Report describe the substantial doubt about our ability to continue as a going concern as of those respective dates. Additionally, in its report accompanying our audited consolidated financial statements included in the 2024 Annual Report, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations and our cash outflows from operating activities raise substantial doubt as to our ability to continue as a going concern. That means that our management and independent registered public accounting firm have expressed substantial doubt about our ability to continue our operations without an additional infusion of capital from external sources. Our unaudited consolidated financial statements included herein have been prepared on a going concern basis and do not include any adjustments that may be necessary should we be unable to continue as a going concern. If we are unable to finance our operations, our business would be in jeopardy and we might not be able to continue operations and might have to liquidate our assets. In that case, investors might receive less than the value at which those assets are carried on our consolidated balance sheets as of September 30, 2025, and it is likely that investors would lose all or a part of their investment.

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

Public Offerings via H.C. Wainwright

On January 15, 2025 and January 17, 2025, and again on September 11, 2025 and September 12, 2025, we priced and closed, respectively, registered public offerings in which we offered and sold, on a best efforts basis, with H.C. Wainwright as the sole placement agent (the “January 2025 Offering” and “September 2025 Offering, collectively, the “HCW Offerings”):

•
in the January 2025 Offering, (i) 143,067 ordinary shares, (ii) 103,847 pre‑funded warrants to purchase up to 103,847 ordinary shares and (iii) 246,914 ordinary warrants to purchase up to 246,914 ordinary shares, at purchase prices of $20.25 per ordinary share and accompanying ordinary warrant, and $20.2485 per pre‑funded warrant and accompanying ordinary warrant; and

•
in the September 2025 Offering, (i) 1,392,250 ordinary shares, (ii) 107,750 pre-funded warrants to purchase up to 107,750 ordinary shares, (iii) 1,500,000 Series A ordinary warrants, each to purchase one ordinary share, and (iv) 1,500,000 Series B ordinary warrants, each to purchase one ordinary share (the Series A ordinary warrants and Series B ordinary warrants are collectively referred to as “ordinary warrants”), at a purchase price of $4.00 per share and accompanying two ordinary warrants, and $3.9999 per pre-funded warrant and accompanying two ordinary warrants.

Aggregate gross proceeds from the January 2025 Offering and September 2025 Offering (without taking into account any proceeds from any future exercises of warrants) were approximately $5.0 million and $6.0 million, respectively.

The pre‑funded warrants from the HCW Offerings were immediately exercisable at exercise prices of $0.0015 and $0.0001 for the January 2025 Offering and September 2025 Offering, respectively, per ordinary share, and did not expire until exercised in full. The ordinary warrants from the January 2025 Offering and September 2025 Offering have exercise prices of $20.25 and $4.00, respectively, per underlying ordinary share, and were immediately exercisable. The ordinary warrants from the January 2025 Offering and Series A ordinary warrants from the September 2025 Offering could be exercised for five years from issuance, while the Series B ordinary warrants from the September 2025 Offering could be exercised for a period of 12 months from issuance.

Holders of the pre-funded and ordinary warrants do not have the right to exercise any portion of the warrants if the holder (together with parties whose beneficial ownership of ordinary shares would be aggregated with the holder’s) would beneficially own ordinary shares in excess of 4.99% (or, at the election of the holder, 9.99%) of the outstanding ordinary shares following exercise.

Certain investors in the HCW Offerings entered into definitive securities purchase agreements with us, under which we agreed to abide by certain customary standstill restrictions for periods of 60 days following the closing of those offerings. In addition, subject to limited exceptions, the agreements provided that for a period of one year following the closing of the respective HCW Offerings, we will not effect or enter into an agreement to effect a “variable rate transaction”, as defined in the agreements.

In accordance with our engagement agreement with H.C. Wainwright , we paid to H.C. Wainwright  aggregate cash placement agent fees equal to 7.0% of the gross proceeds received by us in the HCW Offerings, as well as management fees equal to 1.0% of the gross proceeds raised in the HCW Offerings. We also reimbursed H.C. Wainwright  for certain of its expenses in connection with the offerings. Pursuant to the engagement agreement, we also issued to H.C. Wainwright  (or its designees) 17,284 and 105,000 placement agent warrants to purchase up to 17,284 and 105,000 ordinary shares, respectively, in the two HCW Offerings, representing 7.0% of the sum of the shares and pre‑funded warrants sold in the offerings. Those placement agent warrants have exercise prices of $25.3125 and $5.00, respectively, per ordinary share (representing 125% of the public offering price per ordinary share and accompanying ordinary warrant(s) in the respective offerings), are exercisable for five years from the date of the commencement of sales in the HCW Offerings, and otherwise reflect substantially the same terms as the ordinary warrants sold in the HCW Offerings.

The net proceeds to us from the HCW Offerings were approximately $4.26 million and $5.2 million before deducting estimated offering expenses payable by us. We are using the proceeds from the HCW Offerings to advance our pre‑clinical and clinical studies, and for general corporate purposes.

Induced Warrant Exercise Transactions

On January 29, 2025 and July 31, 2025, we entered into inducement offer letter agreements with holders of 148,102 and 152,106, respectively, of our existing ordinary warrants. Those warrants had been issued either in the January 2025 Offering or, in the case of the July 2025 inducement offer letter agreement, pursuant to the January 2025 warrant exercise inducement transaction. Under the warrant inducement offer letter agreements, on January 30, 2025, and August 1, 2025, the holders exercised those warrants for cash and purchased 148,102 and 152,106 ordinary shares, respectively, at cash exercise prices of $20.25 and $11.57 per share, respectively, and in consideration of our issuance to them of new ordinary warrants to purchase up to an aggregate of 148,102 and 304,212 ordinary shares, respectively, at exercise prices of $22.50 and $11.32, respectively, per share. In the January 2025 warrant exercise inducement transaction, the exercising holders also paid us an additional $1.88 per new ordinary warrant issued to them. We received aggregate gross proceeds of approximately $3.3 million and $1.8 million from the exercise of the existing warrants by the holders in January 2025 and August 2025, respectively, before deducting placement agent fees and other offering expenses payable by us.

We engaged H.C. Wainwright to act as our exclusive placement agent in connection with the transactions contemplated by the inducement letters and paid H.C. Wainwright cash fees equal to 7.0% of the aggregate gross proceeds received from the holders’ exercise of their existing ordinary warrants, as well as management fees equal to 1.0% of the gross proceeds from the exercise of those warrants. We also issued to H.C. Wainwright or its designees placement agent warrants to purchase up to 10,368 and 10,647 ordinary shares, respectively (representing 7.0% of the existing ordinary warrants that were exercised in the respective transactions), which have the same terms as the new warrants issued in the transactions, except that the placement agent warrants have exercise prices equal to $27.66 per share and $14.46 per share, respectively (125% of (i) the sum of the exercise price of the existing warrants exercised, and the additional $1.88 paid per new ordinary warrant, in the January 2025 transaction, and (ii) the $11.57 exercise price of the existing warrants exercised, in the August 2025 transaction).

Similar to the new ordinary warrants issued to investors in these transactions, the placement agent warrants became exercisable either immediately from the date of issuance (in the case of the January 2025 induced warrant exercise transaction), or upon approval by our shareholders of an increase in our authorized share capital, which occurred on August 19, 2025 at our reconvened extraordinary general meeting (in the case of the August 2025 induced warrant exercise transaction). All new warrants and placement agent warrants issued in both transactions remain exercisable until the 24‑month anniversary of the effective date of the resale registration statements filed to cover the resale of shares underlying the new warrants and placement agent warrants. We also paid certain fees and expenses in connection with the induced warrant exercise transactions.

Upon exercise for cash of any new warrants issued to investors in the transactions, in certain circumstances, we will (i) pay to H.C. Wainwright a cash fee of 7.0% of the aggregate gross exercise price, and a cash management fee of 1.0% of the aggregate gross exercise price, and (ii) issue to H.C. Wainwright  warrants representing 7.0% of the ordinary shares issued to the investors upon such cash exercise of the new warrants.

We are using the net proceeds from these transactions for general corporate purposes and R&D activities.

Other Warrant Exercises

In addition to induced warrant exercise transactions, we have also raised funds via additional exercises of ordinary warrants. On January 30, 2025, in connection with the closing of the January 2025 Offering, investors exercised an aggregate of 42,683 ordinary warrants issued in that offering and we issued 42,683 underlying ordinary shares. The gross proceeds to our company from those warrant exercises was $0.9 million. On September 12, 2025, in connection with the closing of the September 2025 Offering, investors exercised an aggregate of 445,000 Series B ordinary warrants issued in that offering and we issued 445,000 underlying ordinary shares. The gross proceeds to our company from those warrant exercises was $1.78 million.

At-The-Market Offering Agreement

Prospectively, we expect to raise additional capital on an ongoing basis under our ATM. On September 26, 2025, we entered into the ATM Agreement with H.C. Wainwright, as sales agent or principal, providing for the offer and sale from time to time of up to $13,170,000 of our ordinary shares under the ATM, which ATM offering was registered under our Shelf Registration Statement. No sales have been made under the ATM Agreement during the third quarter of 2025 or through the date of this quarterly report, due to customary standstill restrictions on subsequent offerings imposed upon us in connection with our September 2025 public offering.

ELOC Financing

In connection with the Closing of the Business Combination, we entered into the ELOC Agreement, dated August 13, 2024, and effective as of the Closing, with White Lion Capital, LLC (the “ELOC Investor”), which agreement was amended as of January 14, 2025. Under the ELOC Agreement, we have the right to request to sell to the ELOC Investor, and the ELOC Investor is required to purchase, via private placement transactions, up to $15.0 million of our ordinary shares from time to time after the Closing, up until December 31, 2025 (unless the agreement is terminated sooner), subject to certain limitations and conditions as described therein.

The number of ordinary shares that we may require the ELOC Investor to purchase in any single sales notice depends on a number of factors, including the type of purchase notice that we deliver. Similarly, the purchase price to be paid by the ELOC Investor for any shares that we require it to purchase depends on the type of sales notice that we deliver, and is derived from the market price of our ordinary shares for a certain period of time following our purchase request or as of the date of our purchase request. We also granted registration rights to the ELOC Investor pursuant to an accompanying registration rights agreement, also dated August 15, 2024, by and between New Silexion and the ELOC Investor (the “ELOC Registration Rights Agreement”), for which we have filed a related registration statement on Form S‑1 (SEC file number 333‑282017).

In consideration for the commitments of the ELOC Investor, we agreed to issue to the ELOC Investor an aggregate of $337,500 of our ordinary shares based on the closing price of the ordinary shares on the day that is the earlier of (i) the business day prior to effectiveness of the registration statement registering the resale of the shares issuable under the ELOC ordinary share purchase agreement and (ii) the business day prior to the 180th day following the date of Closing of the Business Combination. Based on the closing price of the ordinary shares on September 16, 2024, we issued to the ELOC Investor, on September 18, 2024, 2,707 ordinary shares in respect of the ELOC Investor’s commitments under the ELOC Agreement.

Through the date hereof, we have issued and sold an aggregate of 50,915 ordinary shares (which includes the foregoing 2,707 ordinary shares issued as a commitment fee) to the ELOC Investor under the ELOC Agreement for aggregate proceeds to us of approximately $3.1 million, all of which sales occurred prior to December 31, 2024.

In light of our ability to sell ordinary shares under the ATM Agreement, we do not expect to raise further funds under the ELOC Agreement prior to its expiration on December 31, 2025.

Settlement of Amounts Due Under Marketing Agreement with EarlyBird

Prior to the Closing of the Business Combination, Moringa reached agreement with EBC on the reduction, to $1.6 million, in the aggregate, of the fee payable to EBC under the Marketing Agreement. Pursuant to the final invoice provided by EBC under the Marketing Agreement, at the Closing, Moringa paid $350,000 of cash to EBC from Moringa’s trust account (in which remaining proceeds from Moringa’s IPO had been maintained), and we issued to EBC a convertible note (the “EarlyBird Convertible Note”), which was a convertible promissory note, due December 31, 2025, in an amount of $1.25 million to be paid by us to EBC in cash and/or via conversion of outstanding amounts into ordinary shares. The EarlyBird Convertible Note bore interest at a rate of 6% per annum and by its terms was to mature on December 31, 2025. Through January 31, 2025, we made aggregate payments of $407,556 to EBC in respect of some of the amounts due from us under the EarlyBird Convertible Note as a result of amounts raised by us under the ELOC and the January 2025 Offering.

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

Issuance of, and Conversions Under, A&R Sponsor Promissory Note

Effective as of the Closing, we issued to the sponsor, and the sponsor accepted, in amendment and restatement, and replacement, in their entirety, of all existing promissory notes issued by Moringa to the sponsor from Moringa’s initial public offering until the Closing (and as to which the obligations of Moringa were assigned to New Silexion upon the Closing), the A&R Sponsor Promissory Note in an amount of $3,433,000, which reflected the total amount owed by Moringa to the sponsor through the Closing Date. The maturity date of the A&R Sponsor Promissory Note is the 30‑month anniversary of the Closing Date (i.e., February 15, 2027).

Amounts outstanding under the A&R Sponsor Promissory Note may be repaid (unless otherwise decided by us) only by way of conversion into ordinary shares (“Note Shares”) in accordance with the terms set forth in the form of A&R Sponsor Promissory Note. New Silexion and the sponsor may also convert amounts outstanding under the A&R Sponsor Promissory Note at the price per share at which we conduct equity financings following the Closing, subject to a minimum conversion amount of $100,000, in an amount of Note Shares constituting up to thirty percent (30%) of the number of ordinary shares issued and sold by us in such equity financing. The sponsor may also elect to convert amounts of principal outstanding under the note into ordinary shares at any time following the 24‑month anniversary of the date of the Closing, subject to a minimum conversion of $10,000, at a price per share equal to the volume weighted average price of the ordinary shares on the principal market on which they are traded during the 20 consecutive trading days prior to the conversion date.

On September 15, 2025, in connection with the September 2025 Offering, we converted $1.8 million of principal outstanding under the A&R Sponsor Promissory Note into 450,000 ordinary shares that we issued to the Moringa sponsor. As of September 30, 2025, the remaining principal amount outstanding under the A&R Sponsor Promissory Note was $1,633,000.

 The Moringa Sponsor (which is controlled by our director, Ilan Levin) has notified us that it disputes the conversion into Ordinary Shares under the terms of the convertible note and has demanded repayment of the note in full. We believe that the conversion was carried out in strict compliance with the substantive and procedural requirements of the note, and reject any claim to the contrary.

Government Grants

Our research and development efforts have been financed, in part, through royalty-bearing grants from the Israeli Innovation Authority, or the IIA. As of September 30, 2025, we had received IIA royalty-bearing grants totaling approximately $5.8 million.

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

As of September 30, 2025, the total royalty amount that may be payable by our company is approximately $5.8 million ($6.7 million, including interest).

Cash Flows

Cash flows for the nine-month periods ended September 30, 2025 and 2024

The following table summarizes our cash flows for the periods indicated:

	Nine-month period ended September 30,
	2025	2024
	(U.S. dollars, in thousands)
Cash and cash equivalents and restricted cash at beginning of the period	$1,270	$4,645
Net cash used in operating activities	(7,803)	(5,470)
Net cash used in investing activities	(7)	(22)
Net cash provided by financing activities	15,861	2,920
Net increase (decrease) in cash and cash equivalents and restricted cash	$8,051	$(2,572)
Translation adjustments on cash and cash equivalents and restricted cash	3	(50)
Cash and cash equivalents and restricted cash at end of the period	$9,324	$2,023

Cash Used in Operating Activities

Net cash used in operating activities increased by approximately $2.3 million, or 41.8%, to $7.8 million for the nine-month period ended September 30, 2025, compared to $5.5 million for the nine-month period ended September 30, 2024. This increase was mainly due to an increase of $2.3 million in payments related to R&D subcontractors and consultants, payroll and payroll-related expenses and professional services costs.

Cash Provided by Financing Activities

Net cash provided by financing activities increased by $13.0 million, or 448.3%, to approximately $15.9 million for the nine-month period ended September 30, 2025, compared to $2.9 million for the nine-month period ended September 30, 2024. This increase was mainly due to an increase in cash received from (i) the HCW January and September 2025 Public Offerings, in an aggregate amount of $11.0 million, net of $1.4 million of cash issuance costs related to those offerings, (ii) the exercise of warrants (January and September 2025), in an aggregate amount of $2.6 million, and (iii) the January 2025 and August 2025 warrant exercise inducement transactions, in an aggregate amount of $5.0 million, net of $0.7 million cash issuance costs related to those warrant exercise inducement transactions (each, as described above under “Liquidity and Capital Resources”), offset in part by (i) a decrease of $0.7 million related to payments under the EarlyBird Convertible Note in the nine-month period ended September 30, 2025, and (ii) a decrease in proceeds from issuance of ordinary shares under the ELOC in an amount of $0.6 million in 2024, and (iii) a decrease of $2.3 million in cash received from transactions upon the closing of the Business Combination in August 2024.

Cash flows for the three-month periods ended September 30, 2025 and 2024

The following table summarizes our cash flows for the periods indicated:

	Three-month period ended September 30,
	2025	2024
	(U.S. dollars, in thousands)
Cash and cash equivalents and restricted cash at beginning of the period	$3,544	$1,747
Net cash used in operating activities	(2,843)	(2,653)
Net cash used in investing activities	-	(16)
Net cash provided by financing activities	8,624	2,920
Net increase in cash and cash equivalents and restricted cash	$5,781	$251
Translation adjustments on cash and cash equivalents and restricted cash	(1)	25
Cash and cash equivalents and restricted cash at end of the period	$9,324	$2,023

Cash Used in Operating Activities

Net cash used in operating activities increased by approximately $0.1 million, or 3.7%, to $2.8 million for the three-month period ended September 30, 2025, compared to $2.7 million for the three-month period ended September 30, 2024. This increase was mainly due to an increase of $1.0 million in payments to our R&D subcontractors and consultants.

Cash Provided by Financing Activities

Net cash provided by financing activities increased by approximately $5.7 million, or 196.6%, to $8.6 million for the three-month period ended September 30, 2025, compared to $2.9 million for the three-month period ended September 30, 2024. This increase was mainly due an increase in cash received from (i) the HCW September 2025 Public Offering, in an aggregate amount of $6.0 million, net of $0.7 million of cash issuance costs related to this offering, (ii) the exercise of warrants, in an aggregate amount of $1.8 million, and (iii) the August 2025 warrant exercise inducement transaction, in an aggregate amount of $1.8 million, net of $0.2 million cash issuance costs related to those warrant exercise inducement transaction (each, as described above under “Liquidity and Capital Resources”), offset in part by (i) a decrease in proceeds from issuance of ordinary shares under the ELOC in an amount of $0.6 million in 2024, and (ii) a decrease of $2.3 million in cash received from transactions upon the closing of the Business Combination in August 2024.

Funding Requirements

We expect to devote substantial financial resources to our ongoing and planned activities, particularly further development of SIL204 and as we conduct our planned pre-clinical and clinical trials.

Identifying potential product candidates and conducting pre-clinical testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. For additional information please refer to the “Risk Factors” section of the 2024 Annual Report, including “Risks Related to Our Financial Condition and Capital Requirements- We have never generated any revenue from product sales and may never be profitable” and “Risks Related to the Research and Development of Silexion’s Product Candidates- We are heavily dependent on the success of our product candidates...”.

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

As of September 30, 2025, we had cash and cash equivalents of $9.2 million. Based on our current cash balance, as well as our history of operating losses and negative cash flows from operations, combined with our anticipated use of cash to, among other things, (i) fund the preclinical and clinical development of our products, (ii) identify and develop new product candidates, and (iii) seek approval for SIL204 and any other product candidates we may develop, our management has concluded that we do not have sufficient cash to fund our operations for 12 months from the date of our unaudited consolidated financial statements as of, and for the three-month and nine-month periods ended, September 30, 2025 included in this quarterly report without additional financing, and as a result, there is substantial doubt about our ability to continue as a going concern.

In making this determination, applicable accounting standards prohibited us from considering the potential mitigating effect of plans that have not been fully implemented as of the date of our unaudited consolidated financial statements as of, and for the fiscal three-month and nine-month periods ended, September 30, 2025, including, without limitation, our plans to raise additional capital. Our financial information throughout this quarterly report, and our financial statements for the fiscal three-month and nine-month periods ended September 30, 2025 contained herein, have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and our unaudited consolidated financial statements for the three-month and nine-month periods ended September 30, 2025 do not include any adjustments that might result from the outcome of this uncertainty.

We currently estimate that our existing cash and cash equivalents are sufficient to fund business operations until the end of the second quarter of 2026.

We have based that estimate and expectation on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. We could not, as of the date of this filing, determine the exact level of funds that will be available to us upon potential equity financings. Our expected use of funds represents our intentions based upon our current plans and business condition, which could change in the future as our plans and business condition evolve and the level of funding available to us becomes clear. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of SIL204 and any studies or other product candidates that we pursue is highly uncertain, at this time we cannot definitively state or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate.

Until such time, if ever, as we can generate substantial revenues from product sales, we expect to finance our cash needs through a combination of public and private equity offerings, including registered public offerings similar to the HCW Offerings completed in January 2025 and September 2025, warrant exercise inducement transactions similar to those completed in late January 2025 and early August 2025, ordinary-course sales of ordinary shares into the market pursuant to the ATM Agreement, strategic alliances, collaborations, and marketing, distribution, or licensing arrangements. However, adequate additional financing may not be available to us on acceptable terms, or at all, and the availability of such financing may be impacted by the economic climate and market conditions.

Reliance on public offerings, warrant exercise inducement transactions, the ATM, or other similar types of equity financing as a source of ongoing funding for our operations could involve significant issuances of ordinary shares by us that could cause the following impacts (among others):

•	significant dilution to the equity interests of our current shareholders;

•
a deemed change of control of our company due to the issuance of a substantial number of ordinary shares, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in a change in the officers and directors of our company relative to our current officers and directors, to the extent any shareholders build up significant beneficial ownership from ordinary shares issued pursuant to public offerings, warrant exercises or the ATM;

•	delaying or preventing a change of control of our company by diluting the share ownership or voting rights of a person seeking to obtain control; and

•	an adverse effect on prevailing market prices for our ordinary shares or warrants.

Critical Accounting Policies and Estimates

For a description of our significant accounting policies, see Note 2 to our consolidated financial statements for the year ended December 31, 2024 included in the 2024 Annual Report and Note 2 to our unaudited condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2025 included in this quarterly report

The preparation of our unaudited condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2025 and our consolidated financial statements for the year ended December 31, 2024 in conformity with U.S. GAAP required our management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2025 and consolidated financial statements for the year ended December 31, 2024, and in related footnotes. Actual results may differ from these estimates. We base our judgments on our experience and on various assumptions that we believe to be reasonable under the circumstances.

Of our policies, the following are considered critical to an understanding of our unaudited condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2025 and consolidated financial statements for the year ended December 31, 2024, as they require the application of subjective and complex judgment, involving critical accounting estimates and assumptions impacting our unaudited condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2025 and consolidated financial statements for the year ended December 31, 2024.

The critical accounting estimates relate to the following:

Valuation of Promissory Notes

As part of the Business Combination, we issued to the Moringa sponsor, as well as EarlyBird, promissory notes, which we irrevocably designated to be measured at fair value. The EarlyBird Convertible Note was retired on March 18, 2025. The fair value of the A&R Sponsor Promissory Note is measured using a discount rate based on a B rated US dollar zero-coupon discount curve, plus a credit spread of 7.56%. The discount rate was determined with reference to benchmark interest rates of secured loans reported by venture capitals, which were then used to extract our entity-specific credit spread. Since the A&R Sponsor Promissory Note is not senior secured, one notch downgrade was applied. The expected timing of conversion or redemption of the note has been determined using our management’s forecast.

Recent Accounting Pronouncements

See Note 2 on page F-75 to our financial statements for the year ended December 31, 2024 included in the 2024 Annual Report and Note 2(f) of the quarterly financial statements included in this quarterly report for a description of recent accounting pronouncements applicable to our financial statements for the three-month and nine-month periods ended September 30, 2025 and the year ended December 31, 2024.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act.

Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Recent Sales of Unregistered Securities

Reference is made to the disclosures set forth in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources,” under the sub-headings “Induced Warrant Exercise Transactions,” “Settlement of Amounts Due Under Marketing Agreement with EarlyBird,”, and “Issuance of, and Conversions Under, A&R Sponsor Promissory Note,” regarding the issuance and sale by the Company of certain unregistered securities, which are incorporated herein by reference in this Part II, Item 2. All such unregistered securities sales were made in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D under the Securities Act.

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
3.1.1
Amended and Restated Memorandum and Articles of Association of Silexion Therapeutics Corp (formerly Biomotion Sciences) (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on August 21, 2024)

3.1.2
Ordinary Resolution Effecting 1-for-9 Reverse Share Split to Share Capital of Silexion Therapeutics Corp (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on November 29, 2024)

3.1.3
Ordinary Resolution Effecting 1-for-15 Reverse Share Split to Share Capital of Silexion Therapeutics Corp (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on July 29, 2025)

10.1
Form of Inducement Letter entered into by Silexion Therapeutics Corp with warrant holders on July 31, 2025 (incorporated by reference to Exhibit 10.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on August 1, 2025)

10.2
Form of Securities Purchase Agreement entered into by Silexion Therapeutics Corp with certain investors in connection with September 2025 public offering of Silexion Therapeutics Corp (incorporated by reference to Exhibit 10.12 to Silexion Therapeutics Corp’s Registration Statement on Form S-1 filed with the SEC on September 5, 2025)

10.3
At The Market Offering Agreement, dated as of September 26, 2025, by and between Silexion Therapeutics Corp and H.C. Wainwright & Co, LLC (incorporated by reference to Exhibit 10.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on September 26, 2025)

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

SILEXION THERAPEUTICS CORP

Date: November 12, 2025	/s/ Ilan Hadar
	Name:	Ilan Hadar
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	/s/ Mirit Horenshtein-Hadar
	Name:	Mirit Horenshtein-Hadar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)