Form 10-K
period 2025-12-31
Silexion Therapeutics Corp
filed 2026-03-17
CIK 2022416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Registrant’s telephone number, including area code: +972-3 756-4999

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

Yes ☐ No ☒

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s ordinary shares held by non-affiliates (based on 8,172,750 ordinary shares held by non-affiliates as of that date and an $0.81 closing price of the ordinary shares on Nasdaq on that date (neither of which reflects the subsequent 1-for-15 reverse share split effected by the registrant on July 29, 2025) was $6,619,600.

As of March 10, 2026, 3,330,785 ordinary shares, par value $0.0135 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

SILEXION THERAPEUTICS CORP ANNUAL REPORT ON FORM 10-K

INTRODUCTION

We are a clinical-stage, oncology-focused biotechnology company engaged in the discovery and development of proprietary treatments for KRAS-driven cancers. The KRAS gene is an oncogene that is involved in the regulation of cell division as a result of its ability to relay external signals into the cell. Our approach targets a significant unmet medical need, as treatment innovation for KRAS-driven cancers has historically lagged despite KRAS being one of the most common oncogenic drivers across solid tumors. Based on our research of refractory solid tumor cancers, we are actively developing a platform focused on the silencing of the KRAS oncogene using RNA-interference therapeutics. Our lead product candidate, SIL204, consists of locally administered small interfering RNAs, or siRNA, in a solution as a first-line treatment of locally advanced pancreatic cancer patients, or LAPC, in combination with standard-of-care chemotherapy, and uses an integrated treatment approach that combines intratumoral and systemic administration.

We were formed through a business combination that was completed on August 15, 2024, when Silexion Therapeutics Corp (then known as Biomotion Sciences) consummated previously-announced transactions with Silexion Therapeutics Ltd. and Moringa Acquisition Corp. Following the business combination, we changed our name to “Silexion Therapeutics Corp” and our ordinary shares and warrants commenced trading on the Nasdaq Global Market (and were subsequently transferred to the Nasdaq Capital Market, where they currently trade) under the symbols “SLXN” and “SLXNW”, respectively.

Unless otherwise indicated or the context otherwise requires, all references in this annual report (this “Annual Report”) to “we”, “us”, “our”, “the company”, “the Company”, “our company” or “Silexion” are to Silexion Therapeutics Corp, a Cayman Islands exempted company, which is filing this Annual Report, and, with respect to periods following the Business Combination, include the Company and all of its subsidiaries (including Silexion Therapeutics Ltd. and Moringa Acquisition Corp), on a consolidated basis.

CERTAIN TERMS

Unless otherwise stated in this Annual Report, references to:

●
“A&R Sponsor Promissory Note” are to the convertible promissory note in an original principal amount of $3,433,000 (of which $1,633,000 remains outstanding as of the date of this Annual Report) that the Company issued to the Moringa sponsor at the Closing, in amendment and restatement of all promissory notes previously issued by Moringa to the Sponsor for funds borrowed between Moringa’s initial public offering and the completion of the Business Combination;

●	“Articles” or “amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association, as amended;

●	ATM are to the ongoing At The Market Offering that we may effect via H.C. Wainwright pursuant to the ATM Agreement;

●
"ATM Agreement" are to the At The Market Offering Agreement, dated September 26, 2025, to which we are party with H.C. Wainwright, as sales agent or principal, providing for the sale from time to time of up to $13,170,000 of our ordinary shares;

i

●	“Board” or “Silexion Board” are to our board of directors

●
“Business Combination” are to the business combination transactions completed on August 15, 2024 pursuant to the Business Combination Agreement, whereby, among other things: (i) Moringa Acquisition Merger Sub Corp (a Cayman Islands exempted company and a wholly owned subsidiary of Silexion) (“Merger Sub 2”) merged with and into Moringa, with Moringa continuing as the surviving company and a wholly-owned subsidiary of Silexion; (ii) August M.S. Ltd. (an Israeli company and a wholly owned subsidiary of Silexion) (“Merger Sub 1“) merged with and into Silexion Israel, with Silexion Israel continuing as the surviving company and a wholly-owned subsidiary of Silexion; (iii) the security holders of each of Moringa and Silexion Israel exchanged their securities for securities of Silexion at alternate, set exchange rates; (iv) the ordinary shares, warrants and units of Moringa were delisted from the Nasdaq Capital Market and deregistered under the Exchange Act; and (v) the ordinary shares and warrants of Silexion issued in the Business Combination commenced trading on the Nasdaq Global Market under the symbols “SLXN” and “SLXNW”, respectively;

●	“Business Combination Agreement” are to the Amended and Restated Business Combination Agreement, dated April 3, 2024, by and among Silexion, Merger Sub 1, Merger Sub 2, Silexion Israel, and Moringa;

●	“Closing” and “Closing Date” are to the closing of the Business Combination and the date of that closing— August 15, 2024, respectively;

●	“Companies Law” are to the Companies Law (2021 Revision) of the Cayman Islands, as the same may be amended from time to time;

●	“EarlyBirdCapital”, “EarlyBird” or “EBC” are to EarlyBirdCapital, Inc., the representative of the underwriters of Moringa’s initial public offering;

●
“EarlyBird Convertible Note” are to the convertible promissory note in a principal amount of $1,250,000 that the Company issued to EarlyBird at the Closing, and which was retired on March 18, 2025 in accordance with the terms of a letter agreement entered into by the Company and EarlyBird on March 13, 2025;

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

●
“Moringa” are to Moringa Acquisition Corp, a Cayman Islands exempted company, which was formerly a special purpose acquisition company, and, after the Business Combination, is an inactive, wholly-owned subsidiary of Silexion;

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

●	“ordinary shares” are to our ordinary shares, par value $0.0135 per share;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the U.S. Securities Act of 1933, as amended;

●	“Silexion Israel” are to Silexion Therapeutics Ltd., an Israeli company and our wholly-owned subsidiary through which our operations are primarily conducted;

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our current and planned pre-clinical and clinical studies and trials involving our product candidates (in particular, SIL204), and anticipated study designs;

●	our projected timeline for regulatory approvals of our product candidates;

●	our market opportunity and competitive position;

●	our strategy, future operations, financial position, projected costs, prospects and plans;

●
our future capital requirements and sources and uses of cash, including our ability to obtain additional capital, whether through sales under the ATM Agreement, other public offerings, private placements, warrant exercises or alternative financings under our shelf registration statement or otherwise;

●	our ability to maintain the listing of our ordinary shares and our warrants on Nasdaq;

●	expectations regarding the duration for which we will remain an emerging growth company under the JOBS Act and/or a smaller reporting company under the Exchange Act;

●	our ability to retain or recruit officers, key employees and directors and to effectively leverage third-party contract research organizations (CROs) and manufacturers;

●	the impact of the regulatory environment and complexities with compliance related to such environment;

●	expectations regarding future partnerships or other relationships with third parties; and

●	our future capital requirements and sources and uses of cash, including our ability to obtain additional capital in the future.

The forward-looking statements contained in this Annual Report are based on our current expectations, forecasts and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, and are based on certain assumptions, which, if turning out to be incorrect, may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following factors:

●	we are a development-stage company and have a limited operating history on which to assess our business;

●	we have never generated any revenue from product sales and may never be profitable;

●
we will need to raise substantial additional funding, including via exercise of our outstanding warrants, which can be done without our shareholders’ further approval, and which may not be available on acceptable terms, or at all, and which will cause significant dilution to our shareholders;

●
we intend to effect the conversion of the remaining outstanding principal amount of the A&R Sponsor Promissory Note in connection with our financing activities, which we can do without shareholder approval and which could cause dilution to our existing shareholders and depress the market price of our ordinary shares;

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

●	we may be unable to attract, develop and/or retain our key personnel or additional employees required for our development and future success;

●	we rely on third parties (including CROs and contract manufacturers) whose performance is largely beyond our control; and

●	those additional factors described in “Item 1A. Risk Factors” below.

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

●
We will need to raise substantial additional funding, which may not be available on acceptable terms, or at all, and which will cause dilution to our shareholders and may cause a decrease to the trading price of our ordinary shares.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	The approach we are taking to discover and develop novel RNAi therapeutics is unproven for oncology and may never lead to marketable products.

●
We are heavily dependent on the success of our product candidates, in particular, SIL204, which are in the early stages of preclinical or clinical development. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

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

●	If we are unable to obtain and maintain effective patent rights for our product candidates or any future product candidates, we may not be able to compete effectively in our markets.

●	Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
v

●	We may be unable to attract, develop and/or retain our key personnel or additional employees required for our development and future success.

●	Conditions in the Middle East and in Israel may harm our operations.

●	If we fail to maintain compliance with Nasdaq’s continued listing requirements, our securities may be delisted from the Nasdaq Capital Market.

●	The price of our ordinary shares and our warrants may be volatile.

●
A substantial number of our ordinary shares may be issued pursuant to the ATM and/or the conversion terms of the A&R Sponsor Promissory Note, which could cause (i) substantial dilution and (ii) the market price of our ordinary shares to decline.

●	We have no current plans to pay cash dividends on our ordinary shares for the foreseeable future.

●	To the extent we need to effect an additional reverse share split, our ordinary shares may experience extreme price volatility in its aftermath.

PART I

Item 1. Business.

Unless the context otherwise requires, in this “Business” section, the terms “we,” “us” and “our” generally refer to: (i) for the period following the Closing of the Business Combination on August 15, 2024, Silexion Therapeutics Corp (formerly known as Biomotion Sciences), a Cayman Islands exempted company (“Silexion”) and its consolidated subsidiaries, including Silexion Therapeutics Ltd., an Israeli company (“Silexion Israel”), through which our business is primarily conducted, and, (ii) with respect to all periods prior to and through the Closing of the Business Combination, Silexion Israel and its subsidiaries.

Business Overview

We are a clinical-stage, oncology-focused biotechnology company engaged in the discovery and development of proprietary treatments for cancers driven by mutations in the mutations in the Kirsten rat sarcoma viral oncogene homolog (“KRAS”). The KRAS gene, when mutated, plays a central role in many cancer types, such as pancreatic, colorectal and lung, and is therefore considered to be an oncogene. This oncogene instructs cells to make the corresponding KRAS protein which has a controlling function in cell growth signaling in the cancer cells. While multiple pharmaceutical companies are pursuing strategies to inhibit or tag the KRAS protein for degradation and thereby limit its downstream signaling, our approach is differentiated by targeting the root cause of oncogenic signaling— we silence the KRAS oncogene itself, preventing the production of the oncogenic protein.

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

To address both localized and systemic disease, as well as the tumor’s dense desmoplastic stroma, which limits the effectiveness of current treatments, our novel delivery approach, which we refer to as an Integrated Treatment Regimen, involves administering SIL204 both directly into the tumor and systemically via subcutaneous injection, in combination with standard-of-care chemotherapy. In a previous Phase 2 clinical trial with our first-generation siRNA, siG12D-LODER (which we also refer to as Loder), the combination of siRNA and standard-of-care chemotherapy demonstrated a trend for an overall survival benefit of 9.3 months compared to standard-of-care chemotherapy alone. Building on preclinical advancements and regimen optimization, we believe SIL204 has the potential to further improve clinical outcomes, by improving uptake into tumor cells, enhancing stability, and broadening the scope of its silencing activity.

We are currently focused on treatment of non-resectable locally advanced pancreatic cancer (LAPC) patients which bear a KRAS mutation.  LAPC represents the least treatable form of localized pancreatic cancer where the primary tumors are too large or in a position which precludes being able to be surgically removed, and where metastases have not been detected.   Overall LAPC represent about 30% of pancreatic cancer (PC) and the KRAS G12D and KRAS G12V mutations (KRAS G12D/V) represent about 68% of PC.  Our first indication is focusing on LAPC patients bearing KRAS G12D/V which represents about 20% of all PC patients.  We are also exploring the effectiveness of our treatment (SIL204-SL) for LAPC with any KRAS mutations which represents almost a third of PC.  With our integrated treatment regimen (SIL204-IR) we target the primary tumor and the micro metastases which occur relatively early in the disease stage.

During 2025, we continued to advance operational readiness, including the onboarding of external vendors, with the initiation of clinical studies contingent upon obtaining regulatory clearance. We held a meeting with the Federal Institute for Drugs and Medical Devices in Germany (BfArM) to discuss the planned design of the Phase 2/3 trial at which BfArM agreed, in principle, to the design. In preparation for our initial clinical study with SIL204, we furthermore conducted toxicology studies of SIL204 in 2025, completing two-species toxicology studies that confirmed no systemic organ toxicity. In the fourth quarter of 2025, we submitted an application to the Israeli Ministry of Health for commencing the adaptive Phase 2/3 trial with a safety run-in at several locations in Israel.

In the first quarter of 2026, we will submit to BfArM an application to conduct clinical studies in Germany.  We are expecting to initiate the first part of our Phase 2/3 clinical studies in the second quarter of 2026. We expect to submit applications for trials in additional European Union countries early in 2027, and to submit an investigational new drug application (IND) to the U.S. Food and Drug Administration (FDA) in Q1, 2027. The initial stage of our clinical trials will involve a safety run-in that will evaluate our treatment approach in combination with standard of care (SoC) chemotherapy in approximately 18 patients, assessing safety, tolerability, and preliminary efficacy signals. Subject to our successful completion of that stage, we plan to expand into a second stage of the Phase 2/3 clinical trial which would include a randomized study of approximately 166 patients prior to an interim analysis for sample size adjustment and futility as recommended by the independent DSMB as well as the DSMB recommendation for the final selected subcutaneous dose to be administered in the last segment of the trial (Phase 3 segment).

Our Market Opportunity

Activating mutations in KRAS are among the most prevalent oncogenic driver mutations in human cancers. In a recent study of over 400,000 patients with various cancer type malignancies, 23% of adult pan-cancer samples had KRAS alterations, 88% of which were mutations, most commonly G12D, G12V, G12C, G13D,G12R and Q61H, making the KRAS target a sought-out target in for many cancers (“Comprehensive pan-cancer genomic landscape of KRAS altered cancers and real-world outcomes in solid tumors”, by Jessica K. Lee, etc., NPJ Precision Oncology 2022; 6: 91 analysis). In addition, the study found that various cancers have an amplification of the non-mutated KRAS protein. Tumor types with a high prevalence of KRAS mutations included pancreatic ductal adenocarcinoma (PDAC) (92%), colorectal cancer (CRC) (49%), and non-squamous non-small cell lung cancer (NSCLC) (35%). These three cancers represent about 70% of the KRAS mutant pan-tumor population studied.

The following chart shows the distribution of various alternations of the KRAS oncogene in various type of cancers:

Alteration
G12D
G12V
G12C
G12R
G13D
Amplification
Esophagus
(7.0%, n = 615)
Multiple Other Q61H G12S G12A G12C G12V G13D G12D
Thyroid
(2.8%, n = 92)
Other Q16K G13C G12C G12R G12D G12V Q61R
Glioma
(1.3%, n = 151)
Multiple Other K117N G60D Q61K G13D G12V G12R Q61H G12A G12D
Non-Sq NSCLC
(35%, n = 21,866)
Multiple Other G13C Q16H G12A G12D G12V G12C
Sq NSCLC
(5.7%, n = 877)
Multiple Other G13C G13D G12A G12V G12D G12C
CUP
(22%, n = 4,480)
Multiple Other Q61H G13D G12R G12C G12V G12D
Melanoma
(2.0%, n = 234)
Multiple Other G12D G13D K117N G12V Q61R G12S
Intra-hepatic cholangio
(18%, n = 1,353)
Multiple Other Q12R G13D G12C Q61H G12V G12D
Extra-hepatic cholangio
(35%, n = 409)
Multiple Other G12C Q13D Q61H G12R G12V G12D
Breast
(2.1%, n = 845)
Multiple Other G12S G12R Q61H G12A G12C G12D G12V
Gastric
(11%, n = 714)
Multiple Other G12A G12R Q61H G12C G13D G12V G12D
PDAC
(92%, n = 17,817)
G12C Other Multiple Q61H G12R G12V G12D
CRC
(49%, n = 23,797)
Multiple Other G12A A146T G12C G13D G12V G12D
Appendix
(61%, n = 931)
Multiple Other G12A G12C G13D G12V G12D
Small Bowel
(53%, n = 990)
Multiple Other Q61H G12A G12R G12C G13D G12V G12D
Endometrial
(17%, n = 2,504)
Multiple Other G12S G12C G13D G12A G12V G12D
Ovary
(8.7%, n = 2,004)
Multiple Other G12R G13D G12A G12C G12V G12D
Prostate
(1.3%, n = 222)
Multiple Other G13R Q61K Q61H Q61L Q61R G12D G12V G12R
Bladder
(4.8%, n = 414)
Multiple Other G12A G12S G13D G12C G12V G12D

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

Below is a curve of overall survival in LAPC patients:

LAPC patients OS between different chemotherapy regimens and no chemotherapy in non-resected LAPC

Neoadjuvant CHT regimen
None
FFX-based
FFX-Gem combination
Gem-based
Median survival
FFX-based: 17.4 months
95% CI 14.3 – 20.5
FFX-Gem combo: 17.2 months
95% CI 14.5 – 20.0
Gem-based: 16.0 months
95% CI 14.9 – 17.0
None: 5.4 months
95% CI 3.5 – 7.3
Cumulative survival
1.00
0.75
0.50
0.25
0.00
0
12
24
36
Time from date of diagnosis (months)

Fig. Comparison of overall survival between different chemotherapy regimens in non-resected locally advanced pancreatic cancer patients. CHT indicates chemotherapy; FFX, FOLFIRINOX; Gem, gemcitabine. Reference Gemenetzis, G et al. 2019. Annals of Surgery. 270 (2):340

KRAS mutations across their various forms are responsible for approximately 92% of all pancreatic cancers, of which the KRAS G12D and KRAS12V mutations account for over 70% of the cases traced to KRAS mutations (Bailey, P. et al. Genomic analyses identify molecular subtypes of pancreatic cancer. Nature 531(7592), 47 - 52. https://doi.org/10.1038/nature16965 (2016) (Art. No. 7592)). Unfortunately, those with LAPC have a short survival time, about 17 months, and constitute about 30% of the total pancreatic cancer population (“Survival in Locally Advanced Pancreatic Cancer After Neoadjuvant Therapy and Surgical Resection”, by Georgio Gemenetzis, MD, and others, Annals of Surgery. 270 (2):1, March 2018). Among those patients with KRAS mutations, those with the mutation type G12D and G12V show the shortest OS among the G12x mutation type.

Distribution of KRAS Mutations in Pancreatic Cancer

Others
Q61
G12R
G12D
G12V
39.21% G12D
31.43% G12V
13.99% G12R
6.22% Q61
9.15% Others

Our Technology

Our research is focused on the development of a platform of therapeutics that is designed to silence the KRAS oncogene using small interfering RNA, or siRNA. This function is called interference RNA (RNAi). When the RNAi is double stranded of 19-25 nucleotides (NTs), in length, it is referred to as siRNA. This class of siRNA therapeutics exert their effect by inducing the enzymatic breakdown of the messenger (mRNA) of a targeted gene inhibiting the process called translation, which turns the message (mRNA) into a protein. The general mechanism for silencing the oncogene is actually an evolutionary process developed by cells for translation regulation or to protect against viruses.

We believe our approach also builds upon the validation of our target KRAS mutations as a target for cancers, as seen with the two small molecule KRAS inhibitors currently on the market for non-small cell lung cancer, and the validation of siRNA technology, as it is currently on the market for eight non-oncological indications. None of these agents is appropriate for our intended primary indication, but we believe they do support our premises regarding target (KRAS) and basic technology (siRNA) for use in the oncological area. A key distinction between our technology and the existing inhibitors of KRAS is that our siRNA technology prevents the production of the KRAS protein, compared to the inhibitors which inhibit the KRAS protein after it is functioning. Thus, our approach stops the oncogenic process at an earlier level and brings us closer to stopping this important oncological process. Our approach may also have implications for reducing limiting factors of the marketed KRAS inhibitors.

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

The KRAS mutation status was determined from all retained samples that were able to be obtained.  This included 31 patients (21 of whom were Loder treated) in the table below:

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

Overall, a total of 59 subjects with LAPC were enrolled in the study, 38 were treated with Loder and 48 subjects overall (81.3%) completed the study. Randomization to either control treatment of standard of care chemotherapy (SoC) or active treatment of SoC plus siG12D-Loder was only in Cohort 1. In this cohort 15/19 (78.9%) completed the active treatment (siG12D-Loder) arm and 11/18 (61.1%) completed the standard of care arm. In Cohort 2 which only had an active treatment arm, 21/22 (95.5%) completed the study.

Analysis of the cohort which had a control group (Cohort 1) and where the KRAS mutation was able to be determined showed the best efficacy results with those patients harboring a KRAS G12D or KRAS G12V mutation (G12D/V). Below are the results of this subset analysis, which represents about 70% of the LAPC patients in the general population and the population which we will use for the primary endpoint in our next trial with SIL204.

The Objective Response Rates (ORR), as determined by the standard RECIST v1.1 criteria, in the two cohorts were similar, with 61-64% of the KRASG12D/V patients responding positively

The primary endpoint for the trial was OS in the KRASG12D/V population. In the overall survival (OS) analysis of the randomized cohort (Cohort 1), the median time to death in the standard of care chemotherapy group was 13.4 months. When the treatment included the Loder, the OS was increased to 22.7 months. This represents a trend for a numerical advantage of 9.3 months. The Hazard ratio (HR)=0.59, (95% CI, 0.18, 1.96, p=0.39), which represents ~65% increase in median overall survival (OS) LODER+SoC vs. SoC. . The Loder treatment group in this analysis of KRASG12D/V was n=11 and for the Control group n=5. Despite the relatively small size, OS of the control group is consistent with that found in the literature for non-resectable-localized-PC (Gemenetzis, G. et al, 2019). Although the trial was not powered for nor reached statistical significance, the results indicate a positive trend for an improvement in OS and ORR with Loder + SOC in the KRASG12D/V mutation group.

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

The Treatment-emergent adverse Events (TEAEs) > 10% were as follows:

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

SIL204 (second generation) Pre-Clinical Studies

 Studies with SIL204 in human cell line PK59 harboring a KRAS G12D mutation showed that the mRNA transcript and corresponding KRAS protein were significantly reduced

We have conducted the evaluation of SIL204 in pharmacology and pharmacokinetics (PK). The results of the extensive in vitro and in vivo nonclinical studies demonstrated the effects of SIL204 in silencing the KRAS oncogene, tumor development, and the halting of new metastases.

Stability of SIL204

When SIL204 was tested in human serum (ex-vivo) for 48 hours, it was found to be stable for that period, whereas siG12DLoder degraded within the first hour. When a single subcutaneous treatment of SIL204 (solution, 10mg, not formulated) was administered to Sprague Dawley rats, the SIL204 remained at substantial levels for >56 days in plasma and various tissues

Concentration (ng/mL) or (ng/g)
10000000
1000000
100000
10000
1000
100
10
1
Plasma
Colon
Kidney(left)
Liver
Lung
Pancreas
Skin
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

SIL204 Inhibits Growth of Human Tumor Cell Lines from Various  Cancers with G12x and Q61x Mutations.

Shown is the CellTiter-Glo (CTG)) assay where  IC90 is the concentration for 90% inhibition of tumor cell growth and IC50 is the concentration to achieve 50% inhibition.  These results support the above results in the mouse hepa cells transfected with human KRAS mutations and indicates that the growth of the various cells lines with different KRAS mutations from difference cancer types can be highly (>90%) inhibited as indicated by the IC90 values.

Cell line KRAS mutation subtype	IC_{50} (ng/mL)	IC_{90} (nM)	IC_{90} (ng/mL)
A427 (Lung) G12D	**537**	70	1,079
PK59 (Panc) G12D	**1,059**	163	2,496
GP2D (Colon) G12D	**445**	56	852
HS766T (Panc) Q61H	**476**	124	1,907
AVG	**613**	**103**	**1,583**

An in silico thermodynamic stability of potential binding of siRNA SIL204 antisense strand to mRNA of off-target sites (Genome/Transcriptome and regulatory miR) showed a strong binding to our intended target (mutated KRAS) and no off-target active anti-sense binding indicting both a low risk for side effects in general and specificity for the PC, CRC, NSCLC -cancer driving subgroup of RAS mutations  (K(RAS)) indicating a low risk for side effects from general RAS inhibition.  The analysis was evaluated by Gibb’s free energy changes (ΔG) of duplex, not mismatch penalties, like BLAST, was determined using various software programs, including ThermoSearch and OMP DE (DNA Software).

The inhibition of the growth of the human tumor cell lines by SIL204 was also found to work synergistically with fluorouracil, irinotecan, and gemcitabine-containing chemotherapeutic agents. Agents of this class include folfirinox, currently considered the gold-standard for pancreatic cancer chemotherapy, and Gemzar. This is an important property for being a first-line treatment in pancreatic cancer. Growth followed in human pancreatic cell line Panc-1 (G12D), * p<0.05, ***p<0.0005.

These results are also consistent with the clinical results where siG12DLoder + SOC improves outcomes compared to SOC chemotherapy alone.

In vivo models of efficacy

Intratumor SIL204 Significantly Reduced Tumor Volume and Growth While Increasing Tumor Necrosis (cell death) in Human Pancreatic Cancer Xenograft.  In this study on Day 1: Capan-1 (KRAS G12V) luciferase cells were xenografted to mice (s.c.) concurrently with IT-administered SIL204 formulated in extended-release microparticles.  On Day 15: tumors were removed, area determined and analyzed by histology for % necrosis from tumor center slice.  *p<0.05 ; ***p<0.0005, s.c. = subcutaneous tumor, intratumor (IT) SIL204-SL administration

•
SIL204 administered subcutaneously (systemically) showed significant efficacy in different mouse metastatic pancreatic orthotopic models, where the human pancreatic tumor cell lines (tumors) grow in their native pancreatic environment.  Response analysis (left curve below) indicates a dose-response effect and the imaging of the organs (Rt curve below) shows that in organs where pancreatic cancer metastasizes clinically, SIL204 is effective after s.c. treatment.  Tumors from human tumor cell line Panc-1 harboring KRAS G12D mutation-luciferase.  Response analysis total bioluminescence.  30% and 50% decrease considered positive at Day 14.  30%=RECIST criteria

In H2,2025, we completed a toxicology study package with rSIL204 sufficient to initiate our planned Phase 2/3 clinical trial.  This study was conducted in two relevant species and aligned with ICH S9 guidance for oncology and confirmed by regulatory agency for initiation of Phase 2/3 clinical trial.  The study:

•	Established safety margins of up to 11-fold over the clinical starting dose.

•	SIL204 was well-tolerated in both species with no test article-related organ toxicity or mortality observed.

•	Adverse findings limited to non-adverse changes at local injection site, fully resolved at 1 month.

•	No evidence of complement activation or immunotoxicity.

These toxicology studies confirmed that administration of SIL204 does not lead to systemic organ toxicity.

Manufacturing

We rely on and intend to continue to rely on third-party contract manufacturing organizations for drug substance and drug products for our clinical trials. We have agreements with contract manufacturers for the manufacturing of SIL204 and its formulation development for clinical development.  SIL204 was manufactured for initiating the clinical trial, with the later manufacturing for the clinical trial at a commercial level manufacturing site.  Our formulation has been selected and will be manufactured for initiation of the Phase 2/3 clinical trial at a site where it can be later manufactured commercially.

SIL204 Milestones Achieved

•	GMP API for Segment 1 manufactured, Segment 2 GMP manufacturing ongoing

•	GMP formulation selected, manufacturing in process

•	Toxicology for Segment 1 completed, for Segment 2/3 later in 2026

•	Scientific Advice from national European authority, with positive response

•	Go ahead from ethics committee for Phase 2/3 from major oncology center

•	Submitted to Israel MoH to initiate Phase 2/3 trial, waiting for response

•	Submission to German MoH for Phase 2/3 trial planned 03/26

Future Development Plans

We plan to commence in the second quarter of 2026 prospective, randomized, controlled, multinational, multi-center, Phase 2/3, open-label trial, evaluating the efficacy, safety and tolerability of SIL204-SL Integrated Therapeutic Regimen (SIL204-IR) (various doses) in combination with Standard of Care (SoC) chemotherapy vs. SoC chemotherapy alone for the treatment of participants with locally advanced pancreatic cancer (LAPC) harboring KRAS mutation. This trial uses an adaptive design with three segments; Segment 1 as safety run-in Phase 2, Segment 2 as dose-finding (planned to be initiated early in 2027) and expanded Phase 2 and Segment 3 as confirmatory Phase 3.

The study is expected to commence at three sites in Israel, and, once approval is received from the BfArM, to be conducted in parallel in Germany, and will later be expanded to other European Union countries and the U.S.

The study is initially planned to enroll 15 to 21 participants in Segment 1, which is our first major milestone once the trial initiates and is expected to be completed within the first year, and approximately 403 participants in total for the entire Phase 2/3 trial. There also will be an interim analysis for sample size adjustment between the Phase 2 and Phase 3 segments of the trial. The follow-up period for each patient once randomization starts in Segment 2 of the trial will be 24 months. The study design is powered for statistical significance and designed to meet regulatory requirements to be considered a pivotal trial. The safety will be reviewed by an independent Data and Safety Monitoring Board (DSMB)

In support of our planned Phase 2/3 trial of SIL204, in 2025 we held a meeting with BfArM in Germany to discuss the planned design of the Phase 2/3 trial, at which BfArM agreed, in principle, to the design. Currently, we are manufacturing (through our partners) SIL204 under GMP production to be used for the clinical trial. Throughout 2026, we will focus on the clinical development of SIL204 in the Phase 2/3 trial and on expanding the pipeline with additional preclinical studies for additional indications of SIL204.  We will also initiate the toxicology program which will be sufficient to satisfy the toxicology requirements for a marketing application.

We expect to apply H1 2027 for Orphan Drug Designation in both the U.S. and EU. In the U.S., Orphan Drug designation by the FDA gives a company exclusive marketing rights for a seven-year period, along with other benefits to recoup the costs of researching and developing drugs to treat rare diseases. In the EU, a company receives data exclusivity for 10 years which provides protection from similar drugs being approved. We believe the size of the localized pancreatic cancer market fits the requirements for this designation however there can be no assurance that we will be granted such designation and such designation neither shortens the development time or regulatory review time of a drug nor does it increase the likelihood for any approval in the regulatory review process. Our continued development plans for SIL204 are not dependent on whether we are granted Orphan Drug Designation.

Our Strategy

Our goal is to have a positive impact on the health and treatment of KRAS driven cancer patients, in general and initially with pancreatic cancer through the continued development and commercialization of our pipeline. Key elements of our strategy to advance toward this goal include the following:

●
Advancing the clinical development of SIL204 for the treatment of LAPC. Our Phase 2 trial with our first-generation siRNA product, Loder in LAPC patients acts as a validation of approach and foundation for our continued development efforts. As further described in “Future Development Plans” above, we conducted toxicology studies of SIL204 in 2025 followed by the regulatory submission in Q1 2026 to initiate a Phase 2/3 trial of SIL204 powered for statistical significance. At this time, we are focused on the further development of the core siRNA technology, SIL204, and on advancing its clinical development, while also expanding our pipeline for additional oncological indications.

●
Leveraging our platform to other oncological indications harboring the KRASG12 mutation. Our preclinical CTG assay results in 2025 evidenced high inhibition of the SNU-601 cell line (G12D mutation), expanding SIL204's potential to a fifth cancer type-gastric cancer.

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

There are a large number of companies developing or marketing treatments for cancer, including major biotechnology and pharmaceutical companies. The KRAS inhibitors on the market include those from Amgen and Bristol-Myers Squibb which have a small molecule KRAS G12C inhibitors. Clinical-stage projects with pan-KRAS activity include: Revolution Medicines; Chengdu Hyperway; GenFleet; Erasca (ex Joyo); Jacobio/ AstraZeneca; Pfizer; BeOne; Lilly; Amgen; Chugai (Roche); Astellas; BridgeBio Oncology; Adlai Nortye; Jiangsu HengRui; 280Bio; Treeline Biosciences; Alterome Therapeutics.  Other companies with selective KRAS inhibitors include AstraZeneca (in collaboration with Usynova), BioNTech, Roche, Merck/Moderna, Boehringer and Gilead. Smaller and other early-stage companies may also prove to be significant competitors. In addition, academic research departments and public and private research institutions may be conducting research on compounds that could prove to be competitive.

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

We are seeking patent protection for our product (SIL204) and have entered national Phase world wide, SIL-204 as a composition and for use in treatment of pancreatic and other cancers, U.S. Patent Application No. 19/443,507, CIP of U.S. Patent Application No. 19/138,670.  The expected protection is until 2043 plus estimated extension to 2048.  Protection for SIL204 is also expected to come from the patent, “siRNA against KRAS G12x for regional perineural invasion or pain associated with a solid tumor U.S. Patent Application No. 19/443,507”   This patent is also at the national stage and pending.  Protection is expected until 2040 plus extension.

In 2026, we intend to file for provisions patents for methods of use of SIL204 and its combination treatment via our Integrated Treatment Regimen.

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

Employees

As of the date of this Annual Report, we have thirteen full-time and one part-time employees. All of our employees are based in Israel. None of our employees is represented by labor unions or covered by collective bargaining agreements. We believe that we maintain good relations with all of our employees.

Grants from the Israeli Innovation Authority

From 2009 to 2020, we received several approvals from the IIA for participation in research and development activities performed by us in a total amount of $5.8 million.

We are obligated to pay royalties to the IIA amounting to 3%-5% of the sales of all of our product candidates and other related revenues generated from such projects, up to 100% of the grants received, linked to the U.S. dollar and bearing interest at the rate of SOFR. The obligation to pay these royalties is contingent upon actual sales of the products and, in the absence of such sales, no payment is required.

As of December 31, 2025, the total royalty amount that may be payable by us to the IIA is approximately $5.8 million ($6.7 million including interest).

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

The clinical study process can take several (2- 12 or more) years to complete, and there can be no assurance that the data collected will support FDA or EU Commission approval or licensure of the product. Government regulation may delay or prevent marketing of product candidates or new drugs for a considerable period of time and impose costly procedures upon our activities. We cannot be certain that the FDA or any other regulatory agency will grant approvals for our candidate products or any future product candidates on a timely basis, if at all. Success in early-stage clinical trials does not ensure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.

The NDA Approval Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed investigational new drug product information is submitted to the FDA in the form of an NDA or BLA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs and BLAs is subject to an application user fee. For fiscal year 2025, the application user fee exceeds $4.3 million, and the Sponsor of an approved NDA or BLA is also subject to annual product and establishment user fees, set at $403,889 per product and $9,280 per establishment. These fees are typically increased annually. Applications for orphan drug products are exempted from the NDA and BLA user fees and may be exempted from product and establishment user fees, unless the application includes an indication for other than a rare disease or condition.

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

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to an RLD if “the rate and extent of absorption of the generic drug do not show a significant difference from the rate and extent of absorption of the listed drug...”

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

Silexion Corporate Information

Silexion was formed on April 2, 2024 under the name Biomotion Sciences as a Cayman Islands exempted limited company for the purpose of effecting a business combination with Moringa and Silexion. On April 3, 2024, Silexion entered into the Business Combination Agreement by and among Silexion, Moringa, Silexion Israel, and Silexion’s two wholly-owned subsidiaries— Merger Sub 1 and Merger Sub 2. On the Closing Date of August 15, 2024, following the approval of the Business Combination (among other matters) at Moringa’s extraordinary general meeting that was held on August 6, 2024, the transactions contemplated by the Business Combination Agreement were completed. As a result, Moringa and Silexion Israel merged with Merger Sub 2 and Merger Sub 1, respectively, and became Silexion’s wholly-owned subsidiaries, and their securityholders became securityholders of Silexion at previously agreed-upon exchange ratios. In addition, Silexion’s ordinary shares and warrants were listed, and began trading, on the Nasdaq Global Market on August 16, 2024, and its name was changed to Silexion Therapeutics Corp. The trading of the ordinary shares and warrants was subsequently transferred to the Nasdaq Capital Market, on July 8, 2025.

Our principal executive offices are located at 12 Abba Hillel Road, Ramat Gan, Israel 5250606, and its phone number is +972-3-7564999. Our corporate website address is www.silexion.com. Information contained on or accessible through that website is not a part of this Annual Report, and the inclusion of that website address in this Annual Report is an inactive textual reference only.

Access to Company Information

We file or furnish periodic reports and amendments thereto, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, proxy statements and other information with the SEC. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our internet address is https://www.silexion.com. We make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such reports have been filed with or furnished to the SEC through its internet website.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report, including our financial statements and related notes appearing in Part II, Item 8, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, before deciding to invest in our securities. If any of the events or developments identified as risks below were to come to fruition, our business, prospects, operating results and financial condition could suffer materially, the trading price of our ordinary shares could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Related to Our Financial Condition and Capital Requirements

We are a development-stage company and have a limited operating history on which to assess our business. We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a development stage company with a limited operating history focused on the discovery and development of treatments based on the emerging therapeutic modality RNA interference (RNAi), a biological process in which ribonucleic acid (RNA) molecules inhibit gene expression. Our proposed treatment, which we refer to as SIL204, consists of locally administered small interfering RNAs, or siRNA, to KRAS G12D- or KRAS G12V-mutations (G12D/V), which is the gene driver that causes development of tumors and human cancer (oncogenic). We have incurred net losses since our inception in November 2008, including net losses of $11.9 million and $16.5 million for the years ended December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $55.2 million.

We have devoted substantially all of our financial resources to design and develop our product candidates, including conducting preclinical and clinical studies and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of equity securities and through royalty-bearing grants that we received from Israel’s Innovation Authority, or the IIA. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are the early stages of clinical and preclinical development for our product candidates, we have not yet commenced pivotal clinical studies for any product candidate, and it may be several years, if ever, before we complete pivotal clinical studies and have a product candidate approved for commercialization. Even if we obtain regulatory approval to market a product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval, and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for our product candidates in those markets.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

●	continue and expand our research and preclinical and clinical development of our product candidates;

●	initiate additional clinical or other studies for our product candidates;

●	continue to improve our quality standards and change or add additional manufacturers or suppliers;

●	seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;

●	establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

●	seek to identify, assess, acquire, license, and/or develop other product candidates;

●	enter into license agreements;

●	seek to maintain, protect, and expand our intellectual property portfolio;

●	seek to attract and retain skilled personnel;

●	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and

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

We have no products approved for commercialization and have never generated any revenue. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, one or more of our product candidates. We do not anticipate generating revenue from product sales for the foreseeable future. Our ability to generate future revenue from product sales depends heavily on our success in many areas, including but not limited to:

●	completing research and clinical development of our product candidates;

●	obtaining regulatory and marketing approvals for our product candidates, if and when we complete clinical studies;

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

We are currently advancing our SIL204 platform product through preclinical and clinical development. Developing our product candidates is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates through clinical studies.

If our product candidates enter and advance through clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide those capabilities for us. We have used substantial funds to develop our product candidates and delivery technologies and will require significant funds to conduct further research and development and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to manufacture and market products, if any, which are approved for commercial sale.

As of December 31, 2025, our cash and cash equivalents were $6.0 million. Based upon our then-expected level of operating expenditures, we have substantial doubt about our ability to continue as a going concern as of such date. Please see the risk factor below titled “Our independent registered public accounting firm’s report contains an explanatory paragraph...” Beyond requiring funding for our activities for the next 12 months, we furthermore expect that we will require substantial additional capital to advance manufacturing capabilities for, to obtain regulatory approval for, and to commercialize, our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

●	the scope, rate of progress, results and cost of our clinical studies and other related activities;

●	the cost of manufacturing clinical supplies, and establishing commercial supplies of our product candidates and any future products;

●	the number and characteristics of product candidates that we pursue;

●	the cost, timing, and outcomes of regulatory approvals;

●	the cost and timing of establishing sales, marketing, and distribution capabilities; and

●	the terms and timing of any collaborative, licensing, and other arrangements that we may establish.

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

We have limited cash resources and will need to obtain additional funds in order to satisfy our liquidity needs. We will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to manufacture and market products, if any, which are approved for commercial sale. In light of our significant working capital needs and the absence of any committed source of financing to meet those needs, there may be substantial doubt raised about our ability to continue as a “going concern.” Please see the explanatory paragraph under the heading “Substantial Doubt about the Company’s Ability to Continue as a Going Concern” in our independent auditors’ report on our financial statements that appear in this Annual Report. Those financial statements do not include any adjustments that might result from our inability to continue as a “going concern.”

The historical financial results included in this Annual Report may not be indicative of what our future financial position or results of operations may be.

Our historical financial results included in this Annual Report do not necessarily reflect the financial condition, results of operations or cash flows that we will achieve in the future. Our financial condition and future results of operations could be materially different from amounts reflected in certain of our historical financial statements included elsewhere in this Annual Report, and it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business. For example, some of our operating expenses may vary from the historical information included in this Annual Report due to larger expenses as we initiate or continue clinical studies. As a further example, we may not incur some of the same non-cash financial expenses related to equity grants that we incurred in the year ended December 31, 2024 in other annual periods, as those largely related to the Closing of the Business Combination, which was a one-time event in the history of our company.

Risks Related to the Research and Development of Our Product Candidates

The approach we are taking to discover and develop novel RNAi therapeutics is unproven for oncology and may never lead to marketable products.

We have concentrated our efforts and therapeutic product research on RNAi technology, and RNAi drug delivery, and our future success depends on the successful development of this technology and products based on it. We have not received regulatory approval to market therapeutics utilizing RNAi based drugs, including siRNAs, the class of molecule we are trying to develop into products. The scientific discoveries that form the basis for our efforts to discover and develop new drugs are relatively new. The scientific evidence to support the feasibility of developing drugs and the delivery of such drugs based on these discoveries is both preliminary and limited. Skepticism as to the feasibility of developing RNAi therapeutics for oncology has been expressed in scientific literature. For example, there are potential challenges to achieving safe RNAi therapeutics based on the so-called off-target effects and activation of the interferon response, and other potential challenges to achieve safe and potent levels of RNAi drugs due to complications associated with drug delivery. In addition, decisions by other companies with respect to their RNAi development efforts may increase skepticism in the marketplace regarding the potential for RNAi therapeutics.

Relatively few product candidates based on these discoveries have ever been tested in animals or humans. siRNAs may not naturally possess the inherent properties typically required of drugs, such as the ability to be stable in the body long enough to reach the tissues in which their effects are required, or the ability to enter cells within these tissues in order to exert their effects. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these drug-like properties into siRNAs. We may spend large amounts of money trying to introduce these properties, and may never succeed in doing so. In addition, these compounds may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product, we may not become profitable, and the value of our ordinary shares may decline.

The FDA has relatively limited experience with RNAi and siRNA based therapeutics. There have been a limited number of approvals granted to any person or entity, including us, to market and commercialize therapeutics using RNAi-based drugs, including siRNA, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. Further, siRNA therapies are part of a broader therapeutic category called oligonueciotides, and there are only a few approved drugs based on this therapeutic category. We may never receive approval to market and commercialize any product candidate.

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

To date, we have invested a substantial amount of our efforts and financial resources to: (i) identify and develop our product candidates, including conducting preclinical and clinical studies and providing general and administrative support for these operations; and (ii) develop and secure our intellectual property portfolio for our product candidates. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize, one or more product candidates. We currently generate no revenue from sales of any drugs or technology platforms, and we may never be able to develop or commercialize a marketable drug.

Each of our product candidates is in the early stages of development and will require additional clinical development (and in some cases additional preclinical development), management of nonclinical, clinical and manufacturing activities, regulatory approval, obtaining adequate manufacturing supply, building of a commercial organization, and significant marketing efforts before we generate any revenue from product sales. We have concluded a Phase 2 study on first-generation Loder and moved on to SIL204. We expect to initiate the next clinical trial with SIL204 during the second quarter of 2026 for locally advanced pancreatic cancer. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

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

We generally plan to seek regulatory approval to commercialize our product candidates in the United States, the EU and in additional foreign countries. To obtain regulatory approval in other countries, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical studies, commercial sales, pricing, and distribution of our product candidates. Even if we are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations could be negatively affected.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical study process. The results of preclinical studies and early clinical studies of product candidates often are not predictive of the results of later-stage clinical studies. In general, even product candidates that have shown promising results in preclinical activities or early-stage clinical studies may still suffer significant setbacks in subsequent clinical studies. For example, the safety or efficacy results generated to date in preclinical and clinical studies for siG12DLoder or preclinical studies with SIL204 do not ensure that later clinical studies will demonstrate similar results. There is a high failure rate for drugs and biologics proceeding through clinical studies, and product candidates in later stages of clinical studies may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical studies. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical studies due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. We do not know whether any Phase 1, Phase 2, Phase 3 or other clinical studies we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain regulatory approval to market our product candidates.

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

●	difficulty collaborating with patient groups and investigators;

●	failure by our CROs, other third parties, or us to adhere to clinical study requirements;

●	failure to perform in accordance with the FDA’s good clinical practices requirements or applicable regulatory guidelines in other countries;

●	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;

●	the cost of clinical studies of our drug candidates being greater than we anticipate;

●
clinical studies of our drug candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical studies or abandon drug development programs; and

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

Undesirable side effects including toxicology caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For example, there are known immune stimulation and other side effects associated with RNAi. The implantation of SIL204 may entail the use of endoscopic ultrasound (EUS) needles, which may cause pancreatitis, bleeding or other procedural related safety issues. The Phase 2 clinical study with siG12DLoder indicated that Loder treatment was well tolerated. Safety events that were observed were primarily related to procedure, mainly reversible abdominal pain. In addition, the presence of a foreign body such as our SIL204 in human tissue may cause inflammation. Results of our studies could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, such studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications.

The drug-related, drug-product related, and administration related side effects could affect patient recruitment, the ability of enrolled patients to complete the study, or result in potential product liability claims. We do not currently have product liability insurance and do not anticipate obtaining product liability insurance until such time as we have received FDA or other comparable foreign authority approval for a product and there is a product that is being provided to patients outside of clinical trials.

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including but not limited to:

●	regulatory authorities may withdraw approvals of such products;

●	regulatory authorities may require additional warnings on the labels;

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

Even if we obtain regulatory approval for a product candidate, the related product will remain subject to regulatory scrutiny.

If a product candidate of ours is approved, it will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and other jurisdictions, where the product might be marketed. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

Any regulatory approvals that we receive for a product candidate may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. We will also be required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with requirements concerning advertising and promotion for our product. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our product for indications or uses for which it does not have FDA approval. The holder of an approved NDA or BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of our product in general or in specific patient subsets. If we obtain original marketing approval via the accelerated approval pathway, we could be required to conduct a successful post-marketing clinical study to confirm clinical benefit for our product. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval. Furthermore, any new legislation addressing drug safety issues could result in delays in product development or commercialization or increased costs to assure compliance. Foreign regulatory authorities impose similar requirements.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

●	issue warning letters;

●	impose civil or criminal penalties;

●	suspend or withdraw regulatory approval;

●	suspend any of our ongoing clinical studies;

●	refuse to approve pending applications or supplements to approved applications submitted by us; or

●	seize or detain a product, or require a product recall.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and the results of our operations will be adversely affected.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If any of our product candidates is approved and is found to have been improperly promoted for unapproved uses, we may become subject to significant liability. The FDA and other regulatory agencies or other governmental bodies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such unapproved, or off-label, uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

We and our collaborators are subject to significant regulation with respect to manufacturing our product candidates. The facilities we subcontract to for manufacturing may not meet regulatory requirements and may have limited capacity.

All entities involved in the preparation of therapeutics for clinical studies or commercial sale are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with current GMP (cGMP) or, in other countries, GMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We, our collaborators, or any contract manufacturers must supply all necessary documentation in support of an NDA, BLA, or Marketing Authorization Application (MAA) on a timely basis and must adhere to Good Laboratory Practices (GLP) and cGMP/GMP regulations enforced by the FDA and other regulatory agencies through their facilities and data and documentation inspection programs. We have never produced a commercially approved pharmaceutical product and therefore have not obtained the requisite regulatory authority approvals to do so. Our facilities and quality systems, and those of our collaborators and any third-party contractors, must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a preapproval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

The regulatory authorities also may, at any time following approval of a product for sale, audit a manufacturing facility. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time consuming for us or a third party to implement, and that may include the temporary or permanent suspension of a clinical study or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us, or third parties with whom we contract, could materially harm our business.

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

●	the manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, labor shortages, natural disasters, power failures, or numerous other factors.

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

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our preclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates, and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical and clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with cGMP and GLP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area (EEA) and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal and other investigators, study sites, and other contractors. If we or any of our CROs or vendors fail to comply with applicable regulations, the clinical data generated in our clinical studies may be deemed unreliable, and the FDA, EMA, or comparable foreign regulatory authorities may require us to perform additional clinical studies before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical studies comply with Good Clinical Practices (GCP) regulations. In addition, our clinical studies must be conducted with product produced under cGMP/GMP regulations. Our failure to comply with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process.

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. In addition, our CROs are not our employees, and, except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, nonclinical, and preclinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, or for other reasons, our clinical studies may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. CROs may also generate higher costs than anticipated. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

Switching or adding additional CROs involves additional costs and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, and prospects.

We currently rely on third parties to manufacture the raw materials and products that we use to create our product candidates and to supply us with the medical devices used to administer such product candidates. This reliance requires us to share our trade secrets with these third parties, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

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

Our reliance on third parties to manufacture the raw materials and products that are used to create our product candidates and to supply us with the medical devices used to administer such product candidates might cause our business harm if manufacturers fail to provide us with sufficient quantities of these materials and products or fail to do so at acceptable quality levels or prices.

We do not currently have the infrastructure or capability internally to develop the raw materials and other products that we use to manufacture our product candidates, and we lack the resources and the capability to manufacture the medical devices which we use to administer our product candidates. There are a limited number of suppliers for these raw materials, products and devices, and there may be a need to identify alternate suppliers to prevent a possible disruption to our clinical studies, and, if approved, ultimately for commercial sale. We cannot assure you that we will be able to identify alternate suppliers if the need arises at acceptable quality levels or prices.

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

We focus a substantial part of our research and product development on treatments for locally advanced pancreatic cancer with certain specific mutations. Given the small number of patients who have this disease with these mutations, it is critical to our ability to grow and become profitable that we continue to successfully identify effected patients. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in its early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and business.

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

Although we intend to rely on third-party manufacturers for the raw materials and products to support our own manufacturing of our product candidates for commercialization, we have not yet entered into agreements with such manufacturers. We may be unable to negotiate binding agreements with the manufacturers to support our commercialization activities at commercially reasonable terms. Additionally, these third-party manufacturers may not be able to supply us with the necessary quantities of these raw materials and products to support our own manufacturing process, or in compliance with cGMP or other pertinent regulatory requirements, and within our planned timeframe and cost parameters, and the development and sales of our products, if approved, may be materially harmed.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced, or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies in the market and in development that may in the future compete with our product candidates. For example, there are an increasing number of companies commercializing treatments and/or developing programs specifically targeting KRAS mutations, including KRAS G12D and KRAS G12V, in a variety of manners and for a variety of indications, including cancer, including Bristol-Myers Squibb Company (through the recently acquired Mirati Therapeutics, Inc.), Revolution Medicines, Inc., AstraZeneca (in collaboration with Usynova), Boehringer and Gilead. Smaller and other early-stage companies may also prove to be significant competitors. Treatments for cancer currently include surgery, radiation therapy, chemotherapy, hormone therapy, immunotherapy and combined treatment modalities such as chemo-radiotherapy. Other approaches may also emerge for the treatment of any of the disease areas in which we focus.

We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies. Our competitors may succeed in developing, acquiring, or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization, and market penetration than we do. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates when competing against the products of competitors.

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

Further, given our lack of prior experience in marketing and selling biopharmaceutical products, our initial estimate of the size of the required sales force may be materially more or less than the size of the sales force actually required to effectively commercialize our product candidates. As such, we may be required to fire some of the personnel that we hire for the commercialization of our product candidates, or we may incur excess costs as a result of hiring more sales representatives than necessary. With respect to certain geographical markets, we may enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaborators do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We may be competing with companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

The market may not be receptive to our product candidates based on a novel therapeutic modality, and we may not generate any future revenue from the sale or licensing of product candidates.

Even if approval is obtained for a product candidate, we may not generate or sustain revenue from sales or licensing of the product due to factors such as whether the product can be sold at a competitive cost and otherwise accepted in the market. The product candidates that we are developing are based on new technologies and therapeutic approaches. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt a treatment based on RNAi, including siRNA technology, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, our product candidates. Market acceptance of our product candidates will depend on, among other factors:

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

Some of our target patient populations are small, and, accordingly, the pricing, coverage, and reimbursement of our respective product candidates, if approved, must be adequate to support our commercial infrastructure. Our per-patient prices must be sufficient to recover our development and manufacturing costs and potentially achieve profitability. Accordingly, the availability and adequacy of coverage and reimbursement by governmental and private payors are essential for most patients to be able to afford expensive treatments such as ours, assuming approval. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid for by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government authorities, private health insurers, and other third-party payors. If coverage and reimbursement are not available, or are available only to limited levels, Silexion may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a return on our investment.

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

If we successfully develop our product candidates, and obtains approval for them, we will face competition based on many different factors, including:

●	the safety and effectiveness of our product;

●	the ease with which our product can be administered and the extent to which patients accept relatively new routes of administration;

●	the timing and scope of regulatory approvals for our product;

●	the availability and cost of manufacturing, marketing and sales capabilities;

●	price

●	reimbursement coverage; and

●	patent position.

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

We face competition from other companies that are working to develop novel drugs and technology platforms using technology similar or in the same field as ours. If these companies develop drugs more rapidly than us, or their technologies, including delivery technologies, are more effective, our ability to successfully commercialize drugs may be adversely affected.

In addition to the competition we face from competing drugs in general, we also face competition from other companies working to develop novel drugs using technology that competes more directly with our own. We are aware of multiple companies that are working in the field of RNAi therapeutics and or KRAS inhibition, including major pharmaceutical companies such as Bristol Myers Squibb/Mirati, Amgen, AstraZeneca, E.I. Lilly, Pfizer, Novartis International AG, and Takeda Pharmaceutical Company Limited, and biopharmaceutical/pharmaceutical companies such as Alnylam, Revolutions Medicines, Boehringer Ingelheim, Biomea Fusion Inc., Tekmira Pharmaceuticals Corporation, Arrowhead Research Corporation, Silence Therapeutics plc, RXi Pharmaceuticals Corporation, Quark Pharmaceuticals, Inc. and Marina Biotech, Inc.

We also compete with companies working to develop antisense-based drugs. Like RNAi therapeutics, antisense drugs target mRNAs in order to suppress the activity of specific genes. Ionis Pharmaceuticals, Inc. is currently marketing an antisense drug and has several antisense product candidates in clinical trials, albeit none in the oncology area at this time.

In addition to competition with respect to RNAi and with respect to specific products, we face substantial competition to discover and develop safe and effective means to deliver RNAi based drugs to the relevant cell and tissue types. Safe and effective means to deliver RNAi based drugs to the relevant cell and tissue types may be developed by our competitors, and our ability to successfully commercialize a competitive product would be adversely affected. In addition, substantial resources are being expended by third parties in the effort to discover and develop a safe and effective means of delivering RNAi-based drugs and into the relevant cell and tissue types, both in academic laboratories and in the corporate sector. Some of our competitors have substantially greater resources than we do, and if our competitors are able to negotiate exclusive access to those delivery solutions developed by third parties, we may be unable to successfully commercialize our product candidates. Also, we compete with companies working to develop non-RNAi based treatments for solid tumor cancers. For example, Novartis is working on a SHP2 inhibitor, and Boehringer Ingelheim and Bayer SOS1 inhibitors; and Threshold Pharmaceuticals (Threshold) is working to develop therapies that target tumor hypoxia, a common characteristic of the tumor microenvironment. Even if we successfully develop our product candidates, and obtain approval for them, other non RNAi treatments may be preferred, and we may not be successful in commercializing our product candidates.

Also, we compete with companies commercializing and/or working to develop drug delivery systems, including drug delivery systems for local (or regional) release. For example, various companies are working on nanoparticle technologies, although these products would not give the extended-release delivery of SIL204. In addition, other companies such as SurModics, Inc. are providers of drug delivery and surface modification technologies to the healthcare industry, including local delivery of drugs from drug eluting stents. We compete with many companies commercializing and/or working to develop drug delivery systems for specific indications, for example for local ocular (in the eye) release of drugs, including degradable and non-degradable products.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain effective patent rights for our product candidates or any future product candidates, we may not be able to compete effectively in our markets.

We rely upon a combination of trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies and product candidates. As further described in detail below, we have pending PCT application in several international (i.e., non-U.S.) locations relating to SIL204, which upon grant will provide patent protection in the U.S., E.U. and other international jurisdictions. Our success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the United States and in other countries with respect to our proprietary technology and products.

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

In the pharmaceutical and biotechnology industries, most of an innovative product’s commercial value is realized during a market exclusivity period. In the United States and in some other countries, when market exclusivity expires and generic versions are approved and marketed or when biosimilars are introduced (even if only for a competing product), there are usually very substantial and rapid declines in a product’s revenues.

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Although various extensions may be available, the life of a patent, and the protection it affords, is limited.

While patent term extensions under the Hatch-Waxman Act in the United States and under supplementary protection certificates in Europe may be available to extend the patent exclusivity term, we cannot provide any assurances that any such patent term extension will be obtained and, if so, for how long. In addition, upon issuance in the United States, any patent term can be adjusted based on certain delays caused by the applicant(s) or the USPTO. For example, a patent term can be reduced based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent terms or regulatory exclusivity to protect our products, our business and results of operations will be adversely affected. Furthermore, manufacturers of innovative products as well as generic drug manufacturers may be able to design their products around our patents and compete with us using the resulting alternative technology. Absent relevant patent protection for a product, once the exclusivity period expires, generic or alternative versions can be approved and marketed.

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

Further, in December 2023, the Biden Administration released a proposed framework that for the first time proposed that a drug’s price can be a factor in determining that the drug is not accessible to the public and therefore that the government could exercise “march-in rights” and license it to a third party to manufacture. A comment period on the proposal ran through February 6, 2024, As of the date of this report, the framework has not been finalized, no binding rule has been adopted, and no federal agency has ever exercised march-in rights on the basis of pricing or access. We cannot predict whether the U.S. government will finalize the draft framework in its proposed form, modify it, or seek to exercise march-in rights with respect to any of our current or future products. Any such actions could adversely affect our intellectual property protection, competitive position, and results of operations.

Patent law, policy, or rule changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any issued patent.

Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. We therefore cannot be certain that we or our licensors were the first to make the invention claimed in our owned and licensed patent or pending applications, or that it or our licensor were the first to file for patent protection of such inventions. Assuming the other requirements for patentability are met, in the United States prior to March 15, 2013, the first to make the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. After March 15, 2013, under the Leahy-Smith America Invents Act, or the Leahy-Smith Act, enacted on September 16, 2011, the United States moved to a first to file system. The Leahy-Smith Act also included a number of significant changes that affect the way patent applications are prosecuted and also affect patent litigation. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and our implementation of it could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Because the RNAi intellectual property landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing on third party rights. There are numerous companies that have pending patent applications and issued patents broadly directed to RNAi generally and to RNAi delivery technologies. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or our product candidate unless we successfully pursue litigation to nullify or invalidate the subject third-party intellectual property right or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. We are also aware of pending patent applications, and there may be others of which we are not aware, that if they result in issued patents, could be alleged to be infringed by our product candidates. If such an infringement claim is brought and is successful, we may be required to pay substantial damages, be forced to abandon our product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all. It is also possible that we have failed to identify relevant third-party patents or applications. For example, U.S. applications filed before November 29, 2000 and certain U.S. applications filed after that date that will not be filed outside the U.S. remain confidential until patents issue. Patent applications in the U.S. and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our product candidates or platform technology could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies, our product candidates or the use of our product candidates. Third party intellectual property right holders may also actively bring infringement claims against Us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in pursuing the development of and/or marketing of our product candidates. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing our product candidates that are held to be infringing. We might, if possible, also be forced to redesign our product candidates so that we no longer infringe the third party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

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

We may be subject to claims that former employees, collaborators or other third parties have an interest in or right to compensation with respect to our current patent application, future patents or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or claiming the right to compensation. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. To the extent that our employees have not effectively waived the right to compensation with respect to inventions that they helped create, they may be able to assert claims for compensation with respect to our future revenue. As a result, we may receive less revenue from future products if such claims are successful, which, in turn, could impact our future profitability.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our current patent applications or future patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Risks Related to Our Human Resources

The loss of the services of our key personnel would negatively affect our business.

To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel, including consultants and employees. The retention of their services cannot be guaranteed. Our failure to retain or recruit such professionals might impair our performance and materially affect our technological and product development capabilities and our product marketing ability. Our future success depends to a large extent on the continued services of our senior management and key personnel, including in particular, Ilan Hadar, Dr. Mitchell Shirvan, Dr. Racheli Malka, Dr. Gadi Sarfati and Michal Yaron. Any loss of the services of members of our senior management or key employees would adversely affect our business. We do not currently maintain key-person insurance on the lives of any of our key personnel.

We may be unable to attract, develop and retain additional employees required for our development and future success.

Our success is largely dependent on the performance of our management team and certain key employees and our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. The inability to attract suitably qualified persons, when needed, could prevent us from executing on our business plan and strategy, and we may be unable to find adequate replacements on a timely basis, or at all.

Risks Related to Our Operations

Our business and operations, or those of our CROs or third parties, may suffer in the event of computer system failures, cyberattacks or deficiencies in our cybersecurity, which could materially affect our results.

We receive, generate and store significant and increasing volumes of sensitive information, such as health information, insurance information and other potentially personally identifiable information. We face a number of risks related to protecting the computer systems we rely on and this critical information, including loss of access risk, inappropriate use or disclosure, inappropriate modification and the risk of being unable to adequately monitor, audit and modify our controls over our critical information. This risk extends to the computer systems and information of any collaboration partners, medical institutions, clinical investigators, CROs, contract laboratories, or other third parties involved in our business.

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

Our CROs and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we have not to our knowledge experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our or our critical third parties’ operations, it could result in delays and/or material disruptions of our research and development programs, our operations and ultimately, our financial results. For example, the loss of trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also adversely impact our business. Further, due to the current tensions involving Hamas in Gaza, Hezbollah in Lebanon, and the Russia-Ukraine conflict, there is an increased likelihood that the tensions could result in cyberattacks or cybersecurity incidents that could either directly or indirectly impact our or our critical third parties’ operations. To the extent that any disruption or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability due to delays in the development and commercialization of our product candidates or other business activities and/or due to reputational harm, litigation, regulatory investigations and enforcement, fines and penalties, or increased costs of compliance and system remediation.

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

Our executive offices, employees and management personnel are located in Israel. Most of our officers and directors are residents of Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, and between Israel and neighboring countries and terrorist organizations active in the region, including Iran and its sponsored terrorist organizations, Hamas (in the Gaza Strip), and Hezbollah (in Lebanon). In late February 2026, Israel and the United States preemptively attacked Iran, in order to eliminate Iran's nuclear and ballistic missile capabilities, and to target the Islamic fundamentalist regime governing Iran, which has threatened Israel's existence. As part of this conflict, Iran launched missile attacks throughout Israel. This war followed upon similar conflicts in June 2025, and in April 2024 and October 2024, during which Iran launched ballistic missile attacks against Israel, and Israel conducted strikes against Iranian military and nuclear infrastructure. Hezbollah has also joined the attacks against Israel in this latest stage of the Israel-Iranian conflict. The direct conflicts with Iran have run parallel to, and followed upon, a two-year war (from October 2023 until October 2025) during which Israel was attacked by Hamas and Hezbollah. and declared war in response, which included ground operations in the Gaza Strip and southern Lebanon. Other Iranian-sponsored terrorist organizations in the Middle East, including the Houthi terrorist group in Yemen, have also attacked Israel with various types of missiles and drones as part of these conflicts, and Israel has responded with air force attacks. Nearby in the region, the fall of the Assad regime in Syria led Israel to conduct limited military operations targeting Iranian military assets and infrastructure linked to Hezbollah and other Iran-supported groups.

From the initial stages of these wars, which began on October 7, 2023, until recently, our operations have not been materially adversely affected by this situation, and we have not experienced disruptions to our pre-clinical studies, facilities or the manufacturing or supply of our drug candidates. That is partially attributable to the fact that some of our core activities, including research and development, clinical, and regulatory, are conducted outside of Israel. However, if the current stage of these wars extends for a long period of time or expands to other fronts, our operations may be harmed in other manners. In particular, in the short term, our ability to raise critical financings for our operations may be harmed due to the adverse impact that the current Israel-Iran war has had on the U.S. capital markets and the ability of our executives to travel outside of Israel in connection with those financing activities. If that were to continue for an extended period of time, that could adversely affect our financial position, results of operations, and cash flows.

Armed conflicts, terrorist activities or political instability in Israel or in the broader Middle East have adversely affected, and could once again, adversely affect business conditions in Israel, and could harm our results of operations. Parties with whom we do business may decline to travel to Israel, or we may be unable to travel outside of Israel, during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements. Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial condition or the expansion of our business. The interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations.

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

In addition, Chapter 8 of the Israeli Patents Law, 5727-1967, or the Patents Law, deals with inventions made in the course of an employee’s service and during his or her term of employment, whether or not the invention is patentable, or service inventions. Section 134 of the Patents Law sets forth that if there is no agreement which explicitly determines whether the employee is entitled to compensation for the service inventions and the extent and terms of such compensation, such determination will be made by the Compensation and Rewards Committee, a statutory committee of the Israeli Patents Office. As a result, it is unclear if, and to what extent, our research and development employees may be able to claim compensation with respect to our future revenue. As a result, we may receive less revenue from future products if such claims are successful, which in turn could impact our future profitability.

Risks Related to Ownership of Our Ordinary Shares

If we fail to maintain compliance with Nasdaq continued listing requirements, our shares may be delisted from the Nasdaq Capital Market.

To continue to be listed on Nasdaq, we must satisfy a number of ongoing conditions. On September 23, 2025, we received a letter from Nasdaq (the “September 2025 Nasdaq Letter”) confirming that we had restored compliance with the requirements related to our previously outstanding listing rule deficiencies—(i) failure to maintain at least $2.5 million of shareholders’ equity, and (ii) the closing bid price of our ordinary shares having been below the minimum $1.00 level for 30 consecutive trading days prior to July 18, 2025.

This followed a process that began in November 2024, when we received notices of non-compliance with Nasdaq Global Market standards, including requirements for minimum market value of listed securities and minimum market value of publicly held shares, which ultimately led to a hearing before a Nasdaq hearings panel in June 2025 (the “June 2025 Nasdaq Hearing”). Following that hearing, our securities were transferred from the Nasdaq Global Market to the Nasdaq Capital Market on July 8, 2025, where trading has continued under the symbols ”SLXN” and “SLXNW”, respectively.

As described in the September 2025 Nasdaq Letter, we are subject to a mandatory panel monitoring period until September 23, 2026. If, within that one-year monitoring period, the Nasdaq staff finds our company again out of compliance with the minimum shareholders’ equity requirement, we would not be permitted to provide the Nasdaq staff with a plan of compliance with respect to that deficiency, and the staff would not be permitted to grant additional time to us to regain compliance with respect to that deficiency, nor would we be afforded an applicable cure or compliance period. Instead, the staff would issue a delist determination letter, and we would have an opportunity to request a new hearing with the initial panel from our June 2025 Nasdaq Hearing or a newly convened hearings panel if the initial panel is unavailable.

While we have successfully addressed all immediate compliance concerns, we must continue to maintain compliance with all Nasdaq Capital Market listing standards. There can be no assurance that we will maintain compliance with the shareholders’ equity requirement and all other standards for listing on the Nasdaq Capital Market on an ongoing basis.

If our securities are delisted from Nasdaq, we may seek to list them on other markets or exchanges, or the ordinary shares may trade in the over-the-counter markets. In the event of such delisting, our shareholders’ ability to trade, or obtain quotations of the market value of, our securities would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities. In addition, the substantially decreased trading in our securities and decreased market liquidity of our securities as a result of the loss of market efficiencies associated with Nasdaq, and the accompanying loss of federal preemption of state securities laws, could materially adversely affect our ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees, and cause us to have fewer business development opportunities. Additionally, that may cause the market price of our securities to decline further, and shareholders may lose some or all of their investment. There can be no assurance that our securities, if delisted from Nasdaq in the future, would be listed on another national or international securities exchange or quotation system.

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

We cannot predict the prices at which our ordinary shares or warrants will trade. The price of our ordinary shares and our warrants may not bear any relation to any established criteria of the value of our business and prospects. In addition, the trading price of our ordinary shares and warrants is likely to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our ordinary shares and our warrants as you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our ordinary shares and our warrants include the following:

●	actual or anticipated fluctuations in our financial condition or results of operations;

●	variance in the projected timeline for regulatory approvals of our product candidates from expectations of securities analysts;

●	changes in laws or regulations applicable to our business;

●	announcements by us or our competitors of significant business developments;

●	significant data breaches, disruptions to or other incidents involving our company;

●	conditions or developments affecting the biotechnology industry;

●	future sales of ordinary shares by us or our shareholders, as well as the anticipation of lock-up releases;

●	changes in senior management or key personnel;

●	the trading volume of our securities;

●	changes in the anticipated future size and growth rate of our markets;

●	publication of research reports or news stories about us, our competitors or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	general economic political, or market conditions; and

●	other events or factors, including those resulting from war, incidents of terrorism, global pandemics or responses to those events.

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

A substantial number of our ordinary shares may be issued pursuant to the ATM Agreement and/or the conversion terms of the A&R Sponsor Promissory Note, which could cause (i) the price of the ordinary shares to decline, and (ii) substantial dilution to our existing shareholders.

The purchase price per ordinary share to be paid by public shareholders for shares that we may elect to issue and sell via H.C. Wainwright under the ATM Agreement (in an aggregate amount of up to $13,170,000 of ordinary shares) will fluctuate based on the market price of our ordinary shares at the time we elect to sell such shares. Depending on market liquidity at the time, such sales of ordinary shares under the ATM may cause the trading price of our ordinary shares to decrease, and any such decrease could be substantial.

If and when we elect to issue and sell ordinary shares under the ATM Agreement, those issuances and sales will result in dilution to the interests of existing holders of our ordinary shares, which dilution may be substantial. Additionally, the sale of a substantial number of ordinary shares under the ATM, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

In addition to ordinary shares that may be issued under the ATM Agreement, ordinary shares may also be issued upon conversion of amounts outstanding under the A&R Sponsor Promissory Note, in an original principal amount of $3.433 million due February 15, 2027, that we issued to the Moringa sponsor in connection with the consummation of the Business Combination. As of December 31, 2025, following conversion of $1.8 million of the outstanding principal amount in September 2025, the remaining outstanding principal amount under the A&R Sponsor Promissory Note was approximately $1.633 million.

The conversion prices under the A&R Sponsor Promissory Note are based on the market price of our ordinary shares and/or the price at which we raise capital in equity financings. The issuance of additional ordinary shares upon conversion of the A&R Sponsor Promissory Note will dilute our existing shareholders and could cause the market price of our ordinary shares to decline.

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

On October 9, 2024, we filed a registration statement on Form S-1 (SEC file number 333-282556), which the SEC declared effective on October 16, 2024, registering the sale by the selling securityholders named therein of up to 113,720 of our ordinary shares and up to 1,408 of our private warrants. On February 12, 2025 and August 26, 2025, we filed registration statements on Form S-1 (SEC file numbers 333-284873 and 333-289860, respectively), which the SEC declared effective on April 1, 2025 and September 4, 2025, respectively, registering the sale by the selling securityholders named therein of up to 158,469 and 314,859 of our ordinary shares underlying an equivalent number of warrants (which warrants had been issued pursuant to the January 2025 and July/August 2025 induced warrant exercise transactions, respectively). On October 31, 2025, we filed a registration statement on Form S-3 (File No. 333-291210), which went effective automatically on November 20, 2025, registering the resale by selling securityholders of up to 1,292,348 ordinary shares and up to 372 warrants (which covered the resale of the remaining ordinary shares and warrants covered by those previous two registration statements).

Depending on market liquidity, resales of ordinary shares and warrants by the selling securityholders under these registration statements may cause the trading price of our ordinary shares and warrants to decrease, and any such decrease could be substantial. Furthermore, the sale of a significant number of ordinary shares or warrants by these selling securityholders, or the perception that such sales may occur, could increase the volatility of the market price of the ordinary shares and warrants, depress their trading price, and make it more difficult for us to raise capital by selling equity or equity-related securities in the future at a time and price that we might otherwise prefer.

Because we have no current plans to pay cash dividends on our ordinary shares for the foreseeable future, you may not receive any return on investment unless you sell Silexion ordinary shares for a price greater than that which you paid for it.

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

To the extent we need to effect an additional reverse share split, our ordinary shares may experience extreme price volatility unrelated to our actual or expected performance, making it difficult for investors to assess the value of our ordinary shares.

Recently, several -public companies with low capitalizations have experienced extreme share price volatility, including rapid price increases followed by sharp declines. As a relatively small-capitalization company with a limited public float, we may experience greater share price volatility, lower trading volume, and less liquidity than  companies with larger capitalization.

The potential for volatility is heightened following a reverse share split, such as our 1-for-9 reverse share split effected on November 29, 2024, and our 1-for-15 reverse share split effected on July 29, 2025. Following a reverse share split, our ordinary shares may be subject to rapid and substantial price fluctuations, low trading volumes, and wide bid-ask spreads. Such volatility may be unrelated to our actual or expected operating performance or prospects, making it difficult for investors to assess the value of our ordinary shares. To the extent we need to effect an additional reverse share split in the future in order to maintain compliance with the Nasdaq minimum bid price rule, these volatility factors may adversely affect investors in our ordinary shares.

If trading volumes remain low, small trades could significantly influence the price of our ordinary shares, causing large percentage changes in price during a single trading session. Shareholders may be unable to readily liquidate their investment or may be forced to sell at depressed prices. Broad market fluctuations and general economic or political conditions (including those in Israel, where our operations are centered) may also adversely affect the market price of our ordinary shares.

As a result of this volatility, investors may experience losses on their investment. A volatile market price could also adversely affect our ability to issue additional ordinary shares or other securities and to obtain financing in the future, which is a key strategic objective for us.

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

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we will be eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our ordinary shares that are held by non-affiliates is equal to or exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first issuance of our ordinary shares in the Business Combination (i.e., on December 31, 2029). In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as the Company is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our ordinary shares less attractive because we rely on these exemptions, which may result in a less active trading market and a trading price that is more volatile for our ordinary shares.

Additionally, we qualify as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K promulgated by the SEC. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) our annual revenues are equal to or exceed $100 million during that fiscal year, or the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the end of that year’s second fiscal quarter.

Our taking advantage of these reduced disclosure obligations may make it difficult to compare our financial statements with those of other public companies.

Risks Related to U.S. Federal Income Taxation

The PFIC status of our company could result in adverse U.S. federal income tax consequences to U.S. Holders.

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

The annual PFIC income and asset tests in respect of our company is applied based on the assets and activities of our business. Based on the composition of our income and assets, it cannot be determined whether we will be classified as a PFIC for 2025 or in any future taxable year. Further, changes in the composition of our income or composition of our assets may cause us to be or become a PFIC for the current or subsequent taxable years. Whether we are treated as a PFIC for U.S. federal income tax purposes is a factual determination that must be made annually at the close of each taxable year and, thus, is subject to significant uncertainty.

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

If a U.S. person is treated as owning at least 10% of the shares of our company, such person may be subject to adverse U.S. federal income tax consequences.

If a U.S. Holder is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our shares, such holder may be treated as a “United States shareholder” with respect to each of Silexion and our direct and indirect subsidiaries (the “Silexion Group”) that is a “controlled foreign corporation,” (a “CFC”), for U.S. federal income tax purposes. A non-U.S. corporation is considered a CFC if more than 50% of (1) the total combined voting power of all classes of stock of such corporation entitled to vote, or (2) the total value of the stock of such corporation is owned, or is considered as owned by applying certain constructive ownership rules, by United States shareholders on any day during the taxable year of such non-U.S. corporation. If the Silexion Group includes one or more non-U.S. subsidiaries, certain of our non-U.S. subsidiaries could be treated as CFCs regardless of whether we are treated as a CFC.

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

 General Risks

We may be subject to securities litigation, which is expensive and could divert management attention, including securities class action and derivative lawsuits which could result in substantial costs.

Our share price may be volatile and, in the past, companies that have experienced volatility in the market price of their stock or shares have been subject to securities litigation, including class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations. Any adverse determination in litigation could also subject our company to significant liabilities.

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

Item 2. Properties

We currently lease 464 square meters of office space at 12 Abba Hillel Silver Road, Ramat Gan, Israel. The lease term is for 24 months, which began on November 1, 2024 and will end on October 31, 2026, with an option for us to extend for an additional 24 months ending October 31, 2028. Monthly rent payments, including utilities, amount to approximately $14,558 per month.

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

Our ordinary shares and warrants are traded on the Nasdaq Capital Market under the symbols “SLXN” and “SLXNW,” respectively. Our ordinary shares and warrants commenced separate trading on the Nasdaq Global Market following the Closing of the Business Combination on August 16, 2024, and were transferred to the Nasdaq Capital Market on July 8, 2025.

Holders

On March 1, 2026, there were 32 holders of record of our ordinary shares and 8 holders of record of our warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends for the foreseeable future. The payment of any cash dividends in the distant future will depend upon our revenues and earnings, if any, capital requirements and general financial conditions. Further, if we effect any sort of debt financing in the future, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. The payment of any cash dividends is within the discretion of our board of directors. However, our board of directors is not currently contemplating and does not anticipate declaring any such dividends in the foreseeable future.

Performance Graph

Not required (as the Company is a smaller reporting company).

Recent Sales of Unregistered Securities

Information concerning all securities of the Company sold by the Company during the year ended December 31, 2025 which were not registered under the Securities Act has been previously reported in the Company’s Current Reports on Form 8-K throughout that year.

(b)	Use of Proceeds from Initial Registered Offering

The Company’s initial registration statement that became effective under the Securities Act was its registration statement on Form S-4 (SEC File Number 333-279281), which was declared effective by the SEC on July 16, 2024. That registration statement was in respect of the Business Combination, which met the definition of a business combination under Rule 145(a) of the Securities Act. Accordingly, under paragraph (d)(1) of Rule 463 of the Securities Act, no disclosure is required with respect to any use of offering proceeds (if any) related to that registration statement.

(c)	Repurchases

The Company did not effect any share repurchases during the year ended December 31, 2025.

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

Unless the context otherwise requires, references to the “Company,” “we,” “us” and “our” in this MD&A generally refer to: (i) for all periods preceding, and through the Closing of, the Business Combination, Silexion Israel; and (ii) for all periods following the Closing, Silexion.

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

We conduct our operations primarily through our principal subsidiary, Silexion Israel, a clinical-stage biotechnology company engaged in the discovery and development of proprietary treatments for cancers driven by mutations in the Kirsten rat sarcoma viral oncogene homolog (“KRAS”). The KRAS gene, when mutated, plays a central role in many cancer types, such as pancreatic, colorectal, and lung cancers, and is therefore considered an oncogene. This oncogene instructs cells to produce the corresponding KRAS protein, which plays a key role in regulating cell growth signaling in cancer cells. While multiple pharmaceutical companies are pursuing strategies to inhibit KRAS and thereby limit its downstream signaling, our approach is differentiated by targeting the root cause of oncogenic signaling: we silence the KRAS oncogene itself, preventing the production of the oncogenic protein.

Our proprietary technology is designed to prompt tumor cells to degrade the messenger RNA (mRNA) that bridges the oncogene and the cellular protein synthesis machinery, utilizing small interfering RNA (siRNA) constructs that are chemically modified to enhance stability and cellular uptake while maintaining biological activity that interferes with mRNA function. Our lead product candidate, SIL204, is a second-generation siRNA engineered to suppress the production of mutated KRAS proteins. In pancreatic cancer, approximately 92% of patients have this mutated oncogene.

To address both localized and systemic disease, as well as the tumor’s dense desmoplastic stroma, which limits the effectiveness of current treatments, our novel delivery approach, which we refer to as an Integrated Treatment Regimen, involves administering SIL204 both directly into the tumor and systemically via subcutaneous injection, in combination with standard-of-care chemotherapy. In a previous Phase 2 clinical trial with our first-generation siRNA, the combination of siRNA and standard-of-care chemotherapy demonstrated an overall survival benefit compared to standard-of-care chemotherapy alone. Building on preclinical advancements and regimen optimization, we believe SIL204 has the potential to further improve clinical outcomes. During 2025, we advanced operational readiness, including the onboarding of external vendors, with the initiation of clinical studies expected in the second quarter of 2026, contingent upon obtaining regulatory clearance.

As a clinical stage company, we have not realized any revenues to date. Prior to the Business Combination, we financed our operations primarily with the net proceeds from private offerings of our ordinary shares and convertible preferred shares, convertible financing agreements, and Simple Agreement for Future Equity (SAFE) financings, as well as royalty-bearing grants from the Israeli Innovation Authority (the “IIA”). Those grants totaled $5.8 million through December 31, 2025.

Upon the Closing of the Business Combination, we raised $2.0 million via a private investment in public entity (PIPE) financing, in which Moringa sold to Greenstar, LP, an affiliate of the Moringa sponsor, 1,482 newly issued Moringa ordinary shares at a price of $1,350.00 per share. Those shares were converted into an equivalent number of Silexion ordinary shares at the Closing. In connection with the Closing, we also entered into an ordinary share purchase agreement, dated August 13, 2024 and effective as of August 15, 2024 (the “ELOC Agreement”) with White Lion Capital, LLC (“White Lion”), which provided us with an equity line of credit (the “ELOC”) of up to $15.0 million. We utilized the ELOC for financings from time to time during the early periods following the Closing of the Business Combination, having raised an aggregate of $3.1 million from the ELOC through December 31, 2025, all of which was raised prior to December 31, 2024. The ELOC expired on December 31, 2025.

During 2025, we successfully transitioned to alternative financing transactions, raising capital via (i) public offerings of ordinary shares and/or pre-funded warrants, together with ordinary warrants, as well as (ii) ordinary warrant exercise transactions at the time of, or during periods that followed, those public offerings. We completed public offerings in January 2025 and September 2025, in which we raised gross proceeds of approximately $5.0 million and $6.0 million, respectively, before deducting placement agent fees and other offering expenses. In connection with the closing of the January 2025 public offering, investors exercised an aggregate of 42,683 ordinary warrants issued in the offering, which provided us with additional gross proceeds of $0.9 million. In connection with the closing of the September 2025 public offering, investors exercised an aggregate of 445,000 Series B ordinary warrants issued in the offering, which provided us with additional gross proceeds of $1.78 million. As a follow-up to the first such public offering, later in January 2025 and again at the start of August 2025, we completed transactions for the induced exercise of ordinary warrants, which raised gross proceeds of approximately $3.3 million and $1.8 million, respectively, before deducting placement agent fees and other offering expenses. H.C. Wainwright served as the exclusive placement agent for each of the foregoing public offering and warrant exercise transactions. Each of the foregoing financing transactions is described in further detail below in this MD&A under “Liquidity and Capital Resources.”

In September 2025, we furthermore entered into the ATM Agreement with H.C. Wainwright, as sales agent or principal, under which we may raise up to $13,170,000 on an ongoing basis via sales of our ordinary shares into the open market via an at-the-market financing mechanism (the “ATM”), which we plan to use to finance our ongoing operations going forward. No sales of ordinary shares occurred under the ATM during 2025.

Since our inception, we have incurred significant operating losses. Our net losses were $11.9 million for the year ended December 31, 2025, and $16.5 million for the year ended December 31, 2024 (in the case of 2024, those losses consisted of Silexion Israel’s net losses for all periods through the Business Combination, and the combined company’s net losses for all periods afterwards). As of December 31, 2025, we had an accumulated deficit of $55.2 million (reflecting Silexion Israel’s accumulated deficit for all periods through August 15, 2024 and the combined company’s accumulated deficit from August 16, 2024 through December 31, 2025). We have not recognized any revenue to date.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. Our expenses will depend on many factors, including the timing and extent of spending to further develop SIL204 and initiate clinical trials, support research and development efforts, investments in potential additional pipeline products, and increased overall compensation as we continue to hire additional personnel. Our expenses will increase if and as we:

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

Continued Nasdaq Listing

As described above in this “Overview” under “Operations and Financing Activities” and as detailed further in “Liquidity and Capital Resources” of this Part I, Item 7 below, our financial condition depends on, and is supported by, our ability to fund our operations on an ongoing basis, including through equity financings. Our Nasdaq listing facilitates that ability, as many potential investors or financing sources may be unwilling to consider an investment in our company on reasonable terms—or at all—if our ordinary shares and warrants were to be delisted from Nasdaq. Such a delisting would likely reduce the liquidity of our securities and increase volatility in our trading price.

Remedy of Nasdaq Listing Deficiencies, Including Via Hearings Process

As described below, over the course of 2025, we underwent a hearings process with Nasdaq, which together with various remedial actions that we took (including financing transactions and a reverse share split), restored our compliance with Nasdaq listing rules related to shareholders’ equity and minimum bid price, thereby enabling us to avoid the delisting of our ordinary shares and public warrants from Nasdaq. As of September 25, 2025, we received confirmation from Nasdaq that we had restored our compliance with each such Nasdaq listing requirement, subject to an ongoing mandatory panel monitoring period until September 23, 2026. To the extent we are found to once again be out of compliance with the shareholders’ equity requirement during the monitoring period, we will be subject to an immediate delisting notice, without entitlement to a cure or compliance period, subject to our right to request a new hearing before a hearings panel in order to prevent a delisting of our securities from Nasdaq.   The threat of an immediate delisting from Nasdaq materialized on May 22, 2025, when we received a delisting notice from the Nasdaq Listing Qualifications Department in respect of two listing deficiencies that we had been unable to remedy during the six-month cure period since we had initially been notified of those deficiencies, on November 19, 2024. The deficiencies related to our failure to maintain (i) a minimum Market Value of Listed Securities of $50 million and (ii) a minimum Market Value of Publicly Held Shares of $15 million, in each case for continued listing on the Nasdaq Global Market. We appealed the delisting notice to a Nasdaq hearings panel, and a hearing was held before the panel on June 26, 2025. On July 7, 2025, we received a favorable decision from the hearings panel, granting our request to remain listed on Nasdaq, subject to certain conditions. Pursuant to the favorable outcome, the listings of our ordinary shares and warrants were transferred from the Nasdaq Global Market to the Nasdaq Capital Market.

Under the terms of the decision reached by the hearings panel, the continued listing of our securities on the Nasdaq Capital Market was conditioned on our fulfillment of the terms of the compliance plan that we had presented to the panel in connection with the June 26, 2025 hearing. That plan was designed to enable us to achieve at least $2.5 million of shareholders’ equity (the “shareholders’ equity requirement”) and thereby comply with the Equity Standard for listing on the Nasdaq Capital Market on a continued basis. The terms of the compliance plan required, in primary part, that on or before September 19, 2025, we demonstrate in a report filed under the Exchange Act our restoration of compliance with, and our expected long-term compliance with, the shareholders’ equity requirement, as to be demonstrated in a balance sheet not older than 60 days to be included in such a filing.

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

In addition to becoming subject to, and remedying, a Nasdaq shareholders’ equity listing deficiency, we also became subject to, and subsequently remedied, a Nasdaq minimum bid price deficiency. On July 18, 2025, we received a letter from Nasdaq notifying us that for the 30 consecutive business days preceding the letter, the closing bid price of our ordinary shares was below the minimum $1.00 per share bid price required for continued listing on Nasdaq. The letter indicated that the Nasdaq panel would consider the bid price deficiency in its decision as to whether to enable us to remain listed on the Nasdaq Capital Market. Following shareholder approval at our reconvened annual general meeting on July 14, 2025, we effected a 1-for-15 reverse share split on July 29, 2025, which raised the price of our ordinary shares above $1.00, and we have maintained a closing price above $1.00 since that time, thereby remedying the minimum bid price deficiency.

As a result of our remedy of each of the shareholders’ equity and minimum bid price deficiencies, on September 23, 2025, we received a letter from Nasdaq confirming that we had demonstrated compliance with the requirements related to each such prior deficiency. As described in that letter, we are subject to a mandatory panel monitoring period until September 23, 2026. If, during that one-year monitoring period, the Nasdaq staff determines that our company is again out of compliance with the shareholders’ equity requirement, we would not be permitted to submit a plan of compliance or be granted additional time to regain compliance, nor would we be afforded an applicable cure or compliance period. Instead, the staff would issue a “Delist Determination Letter,” and we would have the opportunity to request a new hearing before the same panel from our June 2025 hearing or, if that panel is unavailable, before a newly convened hearings panel.

While we have successfully addressed all immediate compliance concerns, we must continue to maintain compliance with all Nasdaq Capital Market listing standards. There can be no assurance that we will be able to maintain compliance with the shareholders’ equity requirement or all other applicable standards for continued listing on the Nasdaq Capital Market on an ongoing basis.

Authorized Share Capital Increases

At an extraordinary general meeting originally held on August 12, 2025, and reconvened on August 19, 2025, our shareholders approved an increase in our authorized share capital from $20,000, divided into 1,481,482 ordinary shares with a par value of $0.0135 each, to $121,500, divided into 9,000,000 ordinary shares with a par value of $0.0135 each, thereby providing us with additional capacity to issue equity securities. This increase in our authorized share capital has enabled us to raise required capital through various financing activities and to maintain compliance with the Nasdaq shareholders’ equity requirement, including our completion of the September 2025 public offering and sales of ordinary shares under the ATM Agreement.

We have called an additional extraordinary general meeting, originally scheduled for March 16, 2026, at which an additional increase our authorized share capital – from $121,500, divided into 9,000,000 ordinary shares with a par value of $0.0135 each, to $796,500, divided into 59,000,000 ordinary shares with a par value of US$0.0135 each. That further increase is necessary to enable us to raise additional required capital through financing activities and maintain compliance with the Nasdaq shareholders’ equity requirement. As of the date of this Annual Report, we did not obtain a quorum at the initially scheduled date for that meeting, and the meeting has been adjourned for one week, until March 23, 2026. At the reconvened meeting, if a quorum is not present within half an hour from the time designated for the meeting to commence, the shareholders present (regardless of how many) shall be considered a quorum, and we may proceed to present, and conduct a vote on, the authorized share capital increase.

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

Results of Operations

We are providing within this section a discussion and analysis of our historical statement of operations data in accordance with accounting principles generally accepted in the United States of America, or GAAP. Because we are a smaller reporting company (as defined under Rule 12b-2 under the Exchange Act), our financial statements and related financial data in this annual report only cover each of the two years ended December 31, 2025 and 2024. Similarly, the discussion and analysis contained in this Item 7 is limited to a comparison of our results of operations for the years ended December 31, 2025 and 2024. For our financial statements for the year ended December 31, 2023, and for a discussion and analysis of our results for that year, and a comparison of those results with those of the year ended December 31, 2024, please see our annual report on Form 10-K for the year ended December 31, 2024, which we filed with the SEC on March 18, 2025 (including Item 7 therein). Our financial statements included elsewhere in this annual report, as well as the financial data and related discussion and analysis contained in this MD&A, relate to our financial condition and results of operations as of, and for the year ended, December 31, 2025, as compared to the corresponding information for Silexion (through the Closing of the Business Combination) and/or the combined company (following the Closing) as of, and for the year ended, December 31, 2024.

Comparison of years ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
	(U.S. dollars, in thousands)
Operating expenses:

Research and development	$7,140	$5,815
General and administrative	4,492	6,756
Total operating expenses	11,632	12,571
Operating loss	11,632	12,571
Financial expenses, net	277	3,938
Loss before income tax	11,909	16,509
Income tax	3	10
Net loss for the year	$11,912	$16,519

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
	(U.S. dollars, in thousands)
Payroll and related expenses	$1,801	$1,231
Share-based compensation expenses	-	2,424
Subcontractors and consultants	5,030	1,890
Rent and maintenance	200	205
Other	109	65
Total research and development expenses	$7,140	$5,815

Research and development expenses increased by approximately $1.3 million, or 22.4%, to $7.1 million for the year ended December 31, 2025, compared to $5.8 million for the year ended December 31, 2024. The increase resulted mainly from an increase in subcontractors and consultants expenses in an aggregate amount of $3.1 million related to GMP production batches of the active pharmaceutical ingredient (API) and formulation development intended to support initiation of the planned human clinical trial expected in the second quarter of 2026. In addition, we experienced an increase in payroll and payroll-related expenses of $0.6 million due to additional headcount and increases in salaries following the Closing of the Business Combination in August 2024, which were reflected for the full year in 2025 compared to only a partial-year period in 2024. This increase was partly offset by a decrease in non-cash share-based compensation expenses of $2.4 million, related to employee grants issued around the time of the Closing of the Business Combination in August 2024, which did not recur in 2025.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2025, and 2024:

	Years ended December 31,
	2025	2024
	(U.S. dollars, in thousands)
Payroll and related expenses	$1,527	$1,154
Share-based compensation expenses	134	3,438
Professional services	2,103	1,632
Depreciation	14	25
Rent and maintenance	177	89
Patent registration	59	43
Travel expenses	154	106
Other	324	269
Total general and administrative expenses	$4,492	$6,756

General and administrative expenses decreased by approximately $2.3 million, or 33.8%, to $4.5 million for the year ended December 31, 2025, compared to $6.8 million for the year ended December 31, 2024. The decrease resulted mainly from a decrease in non-cash share-based compensation expenses in an amount of $3.3 million, related to employees and directors' grants issued around the time of the Closing of the Business Combination in August 2024, which expenses did not recur in 2025. This decrease was partly offset by an increase in professional services costs in an amount of $0.5 million, primarily related to investor relations, press release activities, director compensation, legal and other expenses associated with the costs of operating as a public company for a full year in 2025, compared to only a partial-year period in 2024 following the Closing of the Business Combination in August 2024. In addition, payroll and payroll-related expenses increased by approximately $0.4 million due to headcount growth and higher salaries following the Closing of the Business Combination in August 2024, which were reflected for the full year in 2025 compared to only a partial-year period in 2024.

Financial expenses, net

Financial expenses, net decreased by approximately $3.6 million, or 92.3%, to $0.3 million for the year ended December 31, 2025, compared to $3.9 million for the year ended December 31, 2024. The decrease was mainly due to a decrease in an amount of $4.8 million attributable to the one-time loss upon completing the Business Combination in August 2024, which loss did not recur in 2025, offset in part by an increase in financial expenses due to revaluation income of financial instruments (mainly promissory notes) in an amount of $1.4 million in the year ended December 31, 2025.

Net loss

Net loss decreased by approximately $4.6 million, or 27.9%, to $11.9 million for the year ended December 31, 2025, compared to $16.5 million for the year ended December 31, 2024. The decrease was primarily due to decreases in our general and administrative expenses, and financial expenses, including significant decreases in non-cash items related to share-based compensation, and transaction costs related to the Closing of the Business Combination in August 2024, which were not repeated in 2025, as partially offset by an increase in our research and development expenses.

Liquidity and Capital Resources

Overview

Our capital requirements depend on many factors, including the timing and extent of spending to further develop SIL204 and conduct pre-clinical and clinical trials, support research and development efforts, investments in potential additional pipeline products, and increased overall compensation as we continue to hire additional personnel. For the years ended December 31, 2025 and 2024, we had net losses of $11.9 million and $16.5 million, respectively. As of December 31, 2025, our cash and cash equivalents totaled $6.0 million.

To date, our principal sources of liquidity have evolved together with our progression as a company. As a private company, we (i.e., Silexion Israel) raised proceeds from private offerings of our ordinary shares and convertible preferred shares, grants from the Israeli Innovation Authority, issuance of convertible financing agreements (CFA), and SAFE financings. Upon the Closing of the Business Combination, we raised funds from a PIPE in which Greenstar, LP, an affiliate of the Moringa sponsor, purchased Moringa ordinary shares that converted automatically into Silexion ordinary shares. Following the Closing, as a public company with ordinary shares and warrants registered under the Exchange Act and trading on Nasdaq, we have obtained financings in various manners, including the following, which are described in greater detail below:

•
registered public offerings of ordinary shares and pre‑funded warrants, along with ordinary warrants, in January 2025 and September 2025 (as described below under “Public Offerings via H.C. Wainwright”);

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

We furthermore anticipate additional ongoing financings via the ATM that we have established through the ATM Agreement with H.C. Wainwright, which provides for the potential sale of up to $13.17 million of our ordinary shares under our Shelf Registration Statement.

Based on our current business plan, we believe our current cash and cash equivalents, and anticipated cash flow from operations, will not be sufficient to meet our anticipated cash requirements for the next 12 months, but rather only for several months, from the filing date of this Annual Report. We will need to raise additional capital to finance our operations, expand our business and pipeline, maintain our compliance with the Nasdaq shareholders’ equity requirement, or for other reasons.

Assumption Regarding Going Concern

Our audited consolidated financial statements for the years ended December 31, 2025 and 2024 included in this annual report note that there is substantial doubt about our ability to continue as a going concern as of such date; and in its report accompanying our audited consolidated financial statements included herein, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations and our cash outflows from operating activities raise substantial doubt as to our ability to continue as a going concern. This means that our management and our independent registered public accounting firm have expressed substantial doubt about our ability to continue our operations without an additional infusion of capital from external sources. Our audited consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that may be necessary should we be unable to continue as a going concern. If we are unable to finance our operations, our business would be in jeopardy and we might not be able to continue operations and might have to liquidate our assets. In that case, investors might receive less than the value at which those assets are carried on our consolidated financial statements for the years ended December 31, 2025 and 2024, and it is likely that investors would lose all or a part of their investment.

We have lease obligations and other contractual obligations and commitments as part of our ordinary course of business. See “Note 5: Operating Leases” and “Note 7: Commitments and Contingent Liabilities” to our consolidated financial statements for the year ended December 31, 2025 included in this annual report for information about our lease obligations.

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

The net proceeds to us from the HCW Offerings were approximately $4.25 million and $5.20 million before deducting estimated offering expenses payable by us. We are using the proceeds from the HCW Offerings to advance our pre‑clinical and clinical studies, and for general corporate purposes.

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

At-The-Market Offering Agreement

Prospectively, we expect to raise additional capital on an ongoing basis under our ATM. On September 26, 2025, we entered into the ATM Agreement with H.C. Wainwright, as sales agent or principal, providing for the offer and sale from time to time of up to $13,170,000 of our ordinary shares under the ATM, which ATM offering was registered under our Shelf Registration Statement. No sales were made under the ATM Agreement during the third or fourth quarters of 2025, in part due to customary standstill restrictions on subsequent offerings imposed upon us in connection with our September 2025 public offering. In the first quarter of 2026, through the date of this annual report, we have not sold any ordinary shares under the ATM.

ELOC Financing

In connection with the Closing of the Business Combination, we entered into the ELOC Agreement with White Lion, which agreement was amended as of January 14, 2025. Under the ELOC Agreement, we had the right to request to sell to White Lion, and White Lion was required to purchase, via private placement transactions, up to $15.0 million of our ordinary shares from time to time after the Closing under the ELOC, up until December 31, 2025, subject to certain limitations and conditions as described therein.

We granted registration rights to White Lion pursuant to an accompanying registration rights agreement, dated August 15, 2024, by and between our company and White Lion, for which we filed a related registration statement on Form S‑1 (SEC file number 333‑282017).

In consideration of the commitments of White Lion under the ELOC Agreement, we issued to White Lion an aggregate of $337,500 of our ordinary shares based on the closing price of the ordinary shares on September 16, 2024, which amounted to 2,707 ordinary shares.

Through December 31, 2025 (when the ELOC Agreement expired), we issued and sold an aggregate of 50,915 ordinary shares (which includes the foregoing 2,707 ordinary shares issued as a commitment fee) to White Lion under the ELOC Agreement for aggregate proceeds to us of approximately $3.1 million, all of which sales occurred prior to December 31, 2024.

In light of our ability to sell ordinary shares under the ATM Agreement, we did not seek to extend or renew the ELOC Agreement at the time of its expiration on December 31, 2025.

Settlement of Amounts Due Under Marketing Agreement with EarlyBird

Prior to the Closing of the Business Combination, Moringa reached agreement with EarlyBirdCapital, Inc., the representative of the underwriters of Moringa’s initial public offering (“EarlyBird” or “EBC”) on the reduction, to $1.6 million, in the aggregate, of the fee payable to EBC under the Business Combination Marketing Agreement, dated February 16, 2021, entered into by Moringa with EarlyBird in connection with Moringa’s initial public offering (the “Marketing Agreement”). Pursuant to the final invoice provided by EBC under the Marketing Agreement, at the Closing, Moringa paid $350,000 of cash to EBC from Moringa’s trust account (in which remaining proceeds from Moringa’s IPO had been maintained), and we issued to EBC a convertible note (the “EarlyBird Convertible Note”), which was a convertible promissory note, due December 31, 2025, in an amount of $1.25 million to be paid by us to EBC in cash and/or via conversion of outstanding amounts into ordinary shares.

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

Issuance of, and Conversions Under, A&R Sponsor Promissory Note

Effective as of the Closing, we issued to the sponsor, and the sponsor accepted, in amendment and restatement, and replacement, in their entirety, of all existing promissory notes issued by Moringa to the sponsor from Moringa’s initial public offering until the Closing (and as to which the obligations of Moringa were assigned to Silexion upon the Closing), the A&R Sponsor Promissory Note in an amount of $3,433,000, which reflected the total amount owed by Moringa to the sponsor through the Closing Date. The maturity date of the A&R Sponsor Promissory Note is the 30‑month anniversary of the Closing Date (i.e., February 15, 2027).

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

Government Grants

Our research and development efforts have been financed, in part, through royalty-bearing grants from the Israeli Innovation Authority (the “IIA”). As of December 31, 2025, we had received IIA royalty-bearing grants totaling approximately $5.8 million.

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

As of December 31, 2025, the total royalty amount that may be payable by our company is approximately $5.8 million ($6.7 million, including interest).

Cash Flows

Cash flows for the years ended December 31, 2025 and 2024

The following table summarizes our cash flows for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
	(U.S. dollars, in thousands)
Cash and cash equivalents and restricted cash at beginning of the period	$1,270	$4,645
Net cash used in operating activities	(10,819)	(8,396)
Net cash used in investing activities	(14)	(22)
Net cash provided by financing activities	15,640	5,104
Net increase (decrease) in cash and cash equivalents and restricted cash	$4,807	$(3,314)
Exchange rate differences on cash and cash equivalents and restricted cash	(2)	(61)
Cash and cash equivalents and restricted cash at end of the period	$6,075	$1,270

Cash Used in Operating Activities

Net cash used in operating activities increased by approximately $2.4 million, or 28.6%, to $10.8 million for the year ended December 31, 2025, compared to $8.4 million for the year ended December 31, 2024. This increase was primarily attributable to increases in payments related to R&D subcontractors and consultants, payroll and payroll-related expenses, and professional services costs.

Cash Provided by Financing Activities

Net cash provided by financing activities increased by $10.5 million, or 205.9%, to approximately $15.6 million for the year ended December 31, 2025, compared to $5.1 million for the year ended December 31, 2024. That increase was mainly due to an increase in cash received from (i) the HCW Offerings, consisting of the January 2025 Offering and September 2025 Offering, in an aggregate amount of $11.0 million, net of $1.5 million of cash issuance costs related to those offerings, (ii) the exercise of warrants (January 2025 and September 2025), in an aggregate amount of $2.6 million, and (iii) the January 2025 and August 2025 warrant exercise inducement transactions, in an aggregate amount of $5.0 million, net of $0.7 million cash issuance costs related to those warrant exercise inducement transactions (each, as described above under “Liquidity and Capital Resources”). Those transactions in 2025 were offset, in part, by (i) a decrease of $0.4 million related to payments that we made under the EarlyBird Convertible Note in 2025, (ii) a decrease in proceeds from issuance of ordinary shares under the ELOC, which we did not utilize in 2025, after having raised $3.1 million under it in 2024, and (iii) a decrease of $2.3 million in cash received from financing transactions that we entered into upon the Closing of the Business Combination in August 2024, which transactions did not recur in 2025.

Funding Requirements

We expect to devote substantial financial resources to our ongoing and planned activities, particularly further development of SIL204 as we conduct our planned clinical trials.

Identifying potential product candidates and conducting pre-clinical testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. For additional information, please refer to Part I, Item 1A. “Risk Factors” in this annual report, including “Risks Related to Our Financial Condition and Capital Requirement—s- We have never generated any revenue from product sales and may never be profitable” and “Risks Related to the Research and Development of Silexion’s Product Candidates—- We are heavily dependent on the success of our product candidates...”.

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our clinical trials for SIL204. In addition, if we obtain marketing approval for SIL204 in any indication or for any other product candidate we are developing or may develop in the future, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing, and distribution. Furthermore, following the Closing of the Business Combination, we have been incurring, and expect to continue to incur, additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding.

Our future capital requirements will depend on many factors, including:

•	materials costs;

•	regulatory pathway; and

•	human clinical trial costs.

As of December 31, 2025, we had cash and cash equivalents of $6.0 million. Based on our current cash balance, as well as our history of operating losses and negative cash flows from operations, combined with our anticipated use of cash to, among other things, (i) fund the preclinical and clinical development of our products, (ii) identify and develop new product candidates, and (iii) seek approval for SIL204 and any other product candidates we may develop, our management has concluded that we do not have sufficient cash to fund our operations for 12 months from the issuance date of our consolidated financial statements for the year ended December 31, 2025 included in this annual report without additional financing, and, as a result, there is substantial doubt about our ability to continue as a going concern.

In making this determination, applicable accounting standards prohibited us from considering the potential mitigating effect of plans that have not been fully implemented as of the date of our consolidated financial statements for the year ended December 31, 2025, including, without limitation, plans to raise additional capital. Our financial information throughout this annual report, and our financial statements for the year ended December 31, 2025 contained herein have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and our consolidated financial statements for the year ended December 31, 2025 do not include any adjustments that might result from the outcome of this uncertainty.

We currently estimate that our existing cash and cash equivalents are sufficient to fund business operations for only several months from the filing date of this Annual Report.

We have based these estimates and expectations on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. We could not, as of the December 31, 2025 balance sheet date of the audited financial statements for the year ended December 31, 2025, determine the exact level of funds that will be available to us upon potential equity financings. Our expected use of funds represents our intentions based upon our current plans and business condition, which could change in the future as our plans and business condition evolve and the level of funding available to us becomes clearer. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of SIL204 and any studies or other product candidates that we pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate.

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

Reliance on public offerings, warrant exercise inducement transactions, the ATM, or other similar types of equity financing as a source of ongoing funding for our operations have in the past involved, and could again in the future involve, significant issuances of ordinary shares by us that could cause the following impacts (among others):

•	significant dilution to the equity interests of our current shareholders;

•
a deemed change of control of our company due to the issuance of a substantial number of ordinary shares, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in a change in the officers and directors of our company relative to our current officers and directors, to the extent any shareholders build up significant beneficial ownership from ordinary shares issued pursuant to public offerings, warrant exercises, the ATM or conversions under the A&R Sponsor Promissory Note;

•	delaying or preventing a change of control of our company by diluting the share ownership or voting rights of a person seeking to obtain control; and

•	an adverse effect on prevailing market prices for our ordinary shares or warrants.

Critical Accounting Policies and Estimates

For a description of our significant accounting policies, see Note 2 to our consolidated financial statements for the year ended December 31, 2025 included in this annual report.

The preparation of our consolidated financial statements for the year ended December 31, 2025 in conformity with U.S. GAAP requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements for the year ended December 31, 2025 and related footnotes. Actual results may differ from these estimates. We base our judgments on our experience and on various assumptions that we believe to be reasonable under the circumstances.

Of our policies, the following are considered critical to an understanding of our consolidated financial statements for the year ended December 31, 2025, as they require the application of subjective and complex judgment, and involve critical accounting estimates and assumptions impacting our consolidated financial statements for the year ended December 31, 2025.

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

Recent Accounting Pronouncements

See Note 2v on page F-18 to our financial statements for the year ended December 31, 2025 included in this annual report for a description of recent accounting pronouncements applicable to our financial statements for the year ended December 31, 2025.

Smaller Reporting Company Status

We are a “smaller reporting company,” meaning that the market value of our ordinary shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We will continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we have presented only the two most recent fiscal years of audited financial statements in this annual report and we have reduced disclosure obligations regarding executive compensation.

Emerging Growth Company Status

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act. Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable.

We have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1.0 billion in non-convertible debt in the prior three years, or (iv) December 31, 2029. We expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. Our status as an emerging growth company may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company, or an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company, as defined under paragraph (f) of Item 10 of Regulation S-K promulgated by the SEC, and is not required to provide the information under this Item.

Item 8. Financial Statements and Supplementary Data.

Please see the F- pages to this Annual Report, which contain the consolidated financial statements of the Company and its subsidiaries as of December 31, 2025 and 2024, and for the years ended December 31, 2025 and 2024.

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

Management’s Report on Internal Control over Financial Reporting; Attestation Report of the Registered Public Accounting Firm.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

We are an emerging growth company, and are furthermore neither an accelerated filer nor a large accelerated filer, in each case as defined in Rule 12b-2 under the Exchange Act. Therefore, we are not required under Section 202 of the Sarbanes-Oxley Act (and the SEC rules and regulations thereunder) to provide an attestation report on management’s assessment of our internal control over financial reporting from a registered public accounting firm in this Annual Report.

Changes in Internal Control over Financial Reporting

Based on the evaluation conducted by our senior management, including our Chief Executive Officer and Chief Financial Officer, we have concluded that there has been no change that occurred during the three-month period ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a) Unreported Information. The Company does not have any information that was required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the year ended December 31, 2025, that has not yet been reported.

(b) Insider trading arrangements. During the three-month period ended December 31, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K promulgated by the SEC.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management and Board of Directors

The below table and biographies below it provide certain information known as of the date of this Annual Report concerning the persons who currently serve as directors and executive officers of Silexion.

Each director holds office until his or her successor is duly elected or appointed and qualified in accordance with applicable law or until his or her death, resignation or removal in accordance with law and our governing documents, including our Articles, which went into effect upon the Closing of the Business Combination.

Name	Age	Position(s)
Directors
Ilan Hadar	56	Chairman and Chief Executive Officer
Dror J. Abramov	65	Director
Ruth Alon	74	Director
Ilan Levin	60	Director
Avner Lushi	59	Director
Shlomo Noy	73	Director
Amnon Peled	66	Director
Executive Officers (who are not also directors)
Dr. Mitchell Shirvan	72	Chief Scientific and Development Officer
Mirit Horenshtein Hadar, CPA	42	Chief Financial Officer and Secretary

Directors

Ilan Hadar, 56, was appointed as Chief Executive Officer of Silexion, serving on a full-time basis, effective upon the Business Combination, and has served as our (previously, Silexion Israel’s) Chairman of the Board since May 2024. Previously, he served as Managing Director of Silexion Israel from April 2022 until the Business Combination. Mr. Hadar has over 20 years of multinational managerial and corporate experience with pharmaceutical and high-tech companies, as described below, over which time period he has acquired the experience and skills to serve as a valuable member of the board of directors of our company. Immediately prior to his roles at Silexion Israel and our company, Mr. Hadar served as the Chief Executive Officer of Painreform Ltd (Nasdaq: PRFX) from November 2020 until the consummation of the Business Combination in August 2024. Prior to joining Painreform and Silexion Israel, Mr. Hadar served as Country Manager Israel and Chief Financial Officer at Foamix Pharmaceuticals Ltd. (currently, Nasdaq: VYNE) from 2014 until August 2020, where he was instrumental in building the organization and launching new innovative topical drugs in the U.S., and also focused on capital markets and mergers and acquisitions. Before his role at Foamix, Mr. Hadar was Finance Director at Pfizer PFR Pharmaceuticals Israel Ltd., where he oversaw all commercial, financial and operational activities of the local entity of the large pharmaceutical company. Prior to his tenure at Pfizer, Mr. Hadar served as Finance Manager at HP Indigo Ltd., a world-leading company in digital printing, and before that, served as Finance Director at BAE Systems, the third-largest defense company in the world, where he was responsible for all financial activities of BAE Systems Israel. From 1998 to 2006, Mr. Hadar was Chief Financial Officer at Mango DSP, a global leader of Intelligent Video Solutions. Mr. Hadar served on the board of directors of Kadimastem, a public Israeli biopharmaceutical company from 2019 to 2022. He received his MBA in Finance and Business Entrepreneurship and BA from The Hebrew University in Jerusalem, Israel. We believe Mr. Hadar is qualified to serve on our board of directors due to his extensive knowledge as our Chairman and Chief Executive Officer, and his extensive commercial, financial and managerial experience with high-tech and pharmaceutical companies, both private and public.

Dror J. Abramov, 65, was appointed as a director of Silexion effective upon the consummation of the Business Combination. Mr. Abramov’s experience of over 15 years in multiple roles in changing and growing companies and markets within dynamic environments, and in particular his multi-disciplinary experience in R&D, consulting, taxes, sales, business development, finance and government, lend to his being an appropriate board member of our company. Mr. Abramov has served as Managing Director of Hewlett Packard Inc. Israel since 2015. Mr. Abramov held several other management positions in Hewlett Packard Inc. Israel from 2006 to 2015, including finance director, general manager of imaging and printing divisions and general manager of printing and personal systems division. From 2002 through 2006, Mr. Abramov served as Chief Financial Officer of Applied Materials UK and Applied Materials Israel, both part of Applied Materials, Inc. (Nasdaq: AMAT), a nanomanufacturing company that supplies equipment, services and software for the manufacture of semiconductor chips for electronics. From 2000 through 2002, Mr. Abramov served as Vice President of business management at Avaya Communication, a cloud communications and workstream collaboration technology company. From 1997 until 2000, Mr. Abramov held positions in Mainsoft Corporation, first as director of finance and operations and later as general manager. From 1991 through 1997, Mr. Abramov served as consultant and manager at Maron, Sobel, Shor & Co., an Israeli CPA firm. Mr. Abramov is a licensed CPA and holds a Bachelor of Accounting, Master of Business Administration and Bachelor of Science in physics and computer sciences, all three degrees from Tel Aviv University. We believe Mr. Abramov is qualified to serve on our board of directors due to his extensive financial and business management experience.

Ruth Alon, 74, became a director of Silexion effective upon the consummation of the Business Combination. Ms. Alon’s international experience of over 30 years in the high-tech medical industry and with Israeli life sciences companies, in particular, make her a valuable member of our board of directors. Ms. Alon is the Founder and Chief Executive Officer of Medstrada, which was started in 2016. From 1997 until 2016, Ms. Alon served as a General Partner in Pitango Venture Capital, where she headed the life sciences activities and helped to facilitate the acquisition of several of the company’sportfolio companies. Currently, Ms. Alon also serves on the board of directors of a number of private and public companies as a member or chairperson, Alpha Tau medical (Nasdaq: DRTS), Brainsgate, Treos Bio, Angiolutions and CorNeat Vision. Ms. Alon previously worked on Wall Street where she held senior positions as a senior medical device analyst with Montgomery Securities (from 1981 to 1987) and Kidder Peabody & Co. (from 1987 to 1993). She also managed her own independent consulting business in San Francisco from 1995 to 1996, providing broad-based services to early-stage companies and venture capitalists in the medical devices industry. Ms. Alon was also instrumental in the establishment, in 2005, of Israel Life Science Industry (ILSI), a not-for-profit organization which represented, as of 2005, the mutual goals of approximately 700 Israeli life science companies. She is the Co-Founder of IATI, an umbrella organization established in 2012, representing Israel’s High Tech and Life Sciences industries. Ms. Alon holds a B.A. in Economics from the Hebrew University of Jerusalem, an M.B.A. from Boston University, and an M.Sc. from the Columbia University School of Physicians and Surgeons. We believe Ms. Alon is qualified to serve on our board of directors given her above-described extensive experience in the high-tech medical industry and with Israeli life sciences companies, in particular.

Ilan Levin, 60, who was the co-founder, Chairman and Chief Executive Officer of Moringa, was appointed as a director of Silexion after its formation in April 2024 and has continued as a director following the consummation of the Business Combination. Mr. Levin has been involved, for approximately 25 years, as an executive and venture capital/private equity investor in high-tech, Israel-related ventures. His experience as an executive and board member in managing growth companies that develop technology, and his knowledge of that industry in Israel in particular, suit him well to serve as a director of Biomotion Sciences. From 2000 to 2018, Mr. Levin was a member of the Board and Executive Committee of Objet Ltd., which as a result of a merger with Stratasys, Inc. in 2012, formed Stratasys Ltd. (Nasdaq: SSYS), the pioneer and global leader in 3D printing. During his tenure at Objet/Stratasys, Mr. Levin held various positions including President, Vice Chairman and from 2016 to 2018, Chief Executive Officer. From 2004 to 2009, Mr. Levin was the Chief Executive Officer of CellGuide, a developer of software-based GPS for mobile devices. Since 1997, Mr. Levin has also served as a member of the board of directors and as an advisor for a wide variety of Israel-based technology-related companies, including currently serving as Chairman of Vision Sigma (TLV: VISN: IT), an Israel-based real estate and investment company. Early in his career, Mr. Levin was a practicing attorney focusing on corporate and securities related matters. In addition to his role as our Chairman and Chief Executive Officer, Mr. Levin also serves as the sole director and sole equity owner of an Israeli company that serves as the sole general partner of the Sponsor. Mr. Levin earned an LL.B. from Tel Aviv University and a B.A.Sc. in Industrial Engineering from the University of Toronto. We believe Mr. Levin is qualified to serve on our board of directors given his above-described experience in managing growth companies that develop technology, and his knowledge of that industry in Israel in particular.

Avner Lushi, 59, was appointed as a director of Silexion effective upon the consummation of the Business Combination. His experience of over 20 years and skills acquired in his managing roles at an Israeli life sciences venture capital fund and in life sciences investment banking make him suitable to provide support to our company as a member of our board of directors. Mr. Lushi co-founded Guangzhou Sino-Israel Bio-industry Investment Fund (GIBF), which currently includes two approximately $100 million funds focused on introducing Israeli and other foreign companies in the field of life sciences to the Chinese market, in which he also serves as a Managing Partner & CEO of the GP since 2016. From 2004 to 2015, Mr. Lushi served as a Partner and Managing Director of Israel Healthcare Ventures (IHCV), a prominent Israeli life sciences venture capital fund. Before joining IHCV, Mr. Lushi was the Co-Founder & CEO of Life Sciences Transaction Support Ltd. (LTS), a PwC subsidiary dealing with life sciences investment banking. Since 2005, Mr. Lushi has served as an independent director on the boards of eleven public companies, including, currently, Brainsway Ltd. (Nasdaq: BWAY) and Ginegar Plastic Products Ltd. In addition, he serves as a board member of several private companies as part of his role at GIBF. From 1997 to 2001, prior to turning to the private sector, he held increasingly senior roles within the Israeli Prime Minister’s Chamber and the Israeli Supreme Court. Mr. Lushi holds an LLM in Law from the Hebrew University of Jerusalem, LLB in Law and a BA in Economics from the Haifa University. We believe Mr. Lushi is qualified to serve on our board of directors due to his extensive executive and board experience with life sciences companies.

Shlomo Noy, MD PhD, 73, was appointed as a director of Silexion effective upon the consummation of the Business Combination. Professor Noy’s international-level expertise in healthcare management, tech transfer, building ecosystems and focusing hospitals on research and clinical trials provides important knowledge to our board of directors in the realm of Israeli research and clinical trial activities. Professor Noy has served as Chief Medical Officer of GIBF since January 2017. Professor Noy served as the Director of the Rehabilitation Hospital at Sheba Medical Center from 1993 to 2017 and Vice President of Research and Development and Academic Affairs at Sheba Medical Center from 2000 to 2017. Prof. Noy was a Professor at Sackler School of Medicine at Tel-Aviv University from 1993 to 2016. Prof. Noy serves as a board member of several private companies as part of his role at GIBF. Prof. Noy possesses 25 years’ experience in health care management and is active in promoting research and education at an Israeli national level as well as at an international level. Prof. Noy received his MD from the Hebrew University, Hadassah Medical School, Jerusalem, Israel, and completed his MBA at the European School of Business Administration (INSEAD) Fontainebleau, France, and holds a PhD degree from Tel-Aviv University, Faculty of Medicine and Management. We believe Mr. Noy is qualified to serve on our board of directors due to his extensive medical and health care management experience.

Amnon Peled, PhD, 66, was appointed as a director of Silexion in December 2024. Professor Peled has served as an associate professor at Hadassah Medical Center, Jerusalem since August 2000. Professor Peled also served as Director of the Gene Therapy Institute at Hadassah Medical Center from October 2021 to February 2024. He specializes in cytokine research, hematopoietic stem cell biology, inflammation, and cancer, leading the development of therapies now in Phase II/III trials. Professor Peled served as Founder and CEO of Biokine Therapeutics, and as its Chief Scientific Officer, from July 2000 to February 2024, where he advanced the CXCR4 antagonist BKT140/BL8040. Prof. Peled is an author of over 100 publications and holder of 200+ patents and patent applications, and holds a Bachelor’s degree in agriculture from the Hebrew University of Jerusalem, a Master’s degree in cell biology and histology from Tel Aviv University, and a Ph.D. from the Weizmann Institute. He completed postdoctoral training at Harvard Medical School and the Weizmann Institute. We believe that Professor Peled’s extensive knowledge of our product candidate and our industry make him well-suited to serve on our board of directors.

Executive Officers

Mitchell Shirvan, Ph.D., 72, has served as the Chief Scientific and Development Officer of Silexion since the Business Combination, and, before the Business Combination, of Silexion Israel, since April 2022. Prior to joining Silexion Israel, Dr. Shirvan served as the Senior Vice President of R&D and V.P. Innovation and Discovery at Foamix Pharmaceuticals Ltd. from 2014 to 2019. Dr. Shirvan has over 25 years of industry experience, previously holding positions as Chief Executive Officer at Macrocure Ltd. from 2008 to 2012. From 1992 until 2008, Dr. Shirvan held various positions of increasing responsibility at Teva Pharmaceutical Industries, including Senior Director, Strategic Business Planning and Senior Manager, Research & Development. Prior to his tenure at Teva, he was a research fellow at the U.S. National Institutes of Health. Dr. Shirvan holds a Ph.D. in microbiology from The Hebrew University of Jerusalem and an MBA from the University of Bradford.

Mirit Horenshtein Hadar, 42, has served as the Chief Financial Officer and Secretary of Silexion since the Business Combination, and served as the Executive Vice President of Finance Affairs at Silexion Israel before the Business Combination, beginning in January 2024. From August 2023 to January 2024, Ms. Horenshtein Hadar served as a part-time consultant in a Strategy & Corporate Finance Advisory capacity. Ms. Horenshtein Hadar has over 17 years of corporate finance experience in senior financial positions of public companies and privately held companies, in the pharmaceutical and high-tech industries, where she has been instrumental in building financial infrastructures for growth, U.S. GAAP financial reporting and FP&A functions, and has led the accounting and reporting of complex M&A transactions, integration processes and public offerings. Prior to joining Silexion Israel, from January 2021 to December 2022, Ms. Horenshtein Hadar served as VP of Finance and then CFO Israel of Gauzy Ltd. (currently, Nasdaq: GAUZ), a nanotechnology company that develops and markets smart glass and vision control technologies. From December 2022 through July 2025, Ms. Horenshtein Hadar served as an external advisor to the finance department at Gauzy. Prior to Gauzy, Ms. Horenshtein Hadar served as Senior Director of Finance and Head of FP&A, Accounting and Financial Reporting at Foamix Pharmaceuticals Ltd. (currently, Nasdaq: VYNE) from July 2016 until December 2020. Prior to Foamix, Ms. Horenshtein Hadar was a Senior Manager at PwC Israel, as an external auditor, from 2008 to 2016. Ms. Horenshtein Hadar became a Qualified CPA in 2011 and received a BA in Accounting, Economics and Business Management from Tel Aviv University.

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

Composition of the Silexion Board

Our business and affairs are managed under the direction of our Board. Under the terms of the Articles, the Board may be composed of between three and nine directors, as may be amended from time to time exclusively by ordinary resolution under Cayman Islands law, being a resolution passed by a simple majority of the shareholders of Silexion as, being entitled to do so, vote in person or by proxy at a general meeting (an “Ordinary Resolution”). The size of the Silexion Board was set by our shareholders as seven members effective upon the Closing. Ilan Hadar serves as Chairman of the Board.

Pursuant to the Articles, our directors are appointed by an Ordinary Resolution at an annual general meeting. Unless the Board resolves that the election of nominees of the Board (referred to as “Nominees”) or of nominees of any shareholders entitled to present such nomination (referred to as “Alternate Nominees”) will be determined by plurality vote, the Nominees or Alternate Nominees shall be appointed by Ordinary Resolution at the annual general meeting at which they are proposed for election.

Shareholder Nominees and Proposals

Under the Articles, shareholders may propose an Alternate Nominee for election to the Board by following the procedure designated for shareholders to bring any business before the annual general meeting generally. Under that procedure, a shareholder must deliver notice of such nomination or proposed item of business to the principal executive offices of the Company not later than 90 days nor earlier than 120 days prior to the one-year anniversary of our previous year’s annual general meeting. If we did not hold an annual general meeting during the previous year, or if the date of the current year’s annual general meeting has been changed by more than 30 days from the date of the previous year’s annual general meeting, such shareholder’s notice must be so delivered no later than the deadline to be set by the Board, with such deadline being a reasonable time (as determined by the Board) before the Company begins to print and send its related proxy materials for the current year’s annual general meeting. The Chairman of the Board may refuse to acknowledge the introduction of any shareholder proposal not made in compliance with the foregoing procedures.

Each such shareholder’s notice proposing an Alternate Nominee must set forth: (a) the name and address of (i) the shareholder who intends to make the nomination, and (ii) the Alternate Nominee; (b) a representation that the shareholder is a holder of record of ordinary shares entitled to vote at the upcoming annual general meeting (including the number of shares held of record by the shareholder) and intends to appear in person or by proxy at the meeting to nominate the Alternate Nominee; (c) a description of all arrangements or understandings between the shareholder and each Alternate Nominee and any other person (naming such person) pursuant to which the nomination is be made by the shareholder; (d) the consent of the Alternate Nominee to serve as a director of Silexion if so appointed and (e) a declaration signed by the Alternate Nominee declaring that there is no limitation under applicable law for the appointment of such nominee and that all of the information that is required under applicable law to be provided to Silexion in connection with such an appointment has been provided. The Silexion Board may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure.

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

Officers

Silexion’s Chief Executive Officer is responsible for the Company’s day-to-day management. The Chief Executive Officer is appointed by, and serves at the discretion of, the Silexion Board, subject to his employment agreement. All other executive officers are proposed for appointment by the Chief Executive Officer, subject to approval by the Silexion Board, and will be subject to the terms of any applicable employment or consulting agreements that we may enter into with them.

Board Committees

The Silexion Board has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which has the composition and the responsibilities described below. Each of these committees operates under a written charter, approved by the Board and effective upon the Closing, that satisfies the applicable Nasdaq rules, copies of which are available on the investor relations portion of our website. Members will serve on these committees until their resignation or until otherwise determined by the Board. The Board may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

Our audit committee consists of Dror J. Abramov, Ruth Alon, and Professor Amnon Peled, with Mr. Abramov serving as chair. Rule 10A-3 of the Exchange Act and the Nasdaq listing standards require that our audit committee be composed entirely of independent directors. The Nasdaq listing standards require that the audit committee be composed of at least three members. The Silexion Board has determined that each of Messrs Abramov and Peled, and Ms. Alon, meets the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and the Nasdaq listing standards, and also meets the financial literacy requirements of the Nasdaq listing standards. In addition, the Board has determined that Mr. Abramov qualifies as an “audit committee financial expert” within the meaning of the SEC regulations.

The primary purpose of the audit committee is to discharge the responsibilities of the Silexion Board with respect to our corporate accounting and financial reporting processes, systems of internal control and financial statement audits and to oversee our independent registered public accounting firm. The principal functions of the audit committee include, among other things:

●	helping the Board oversee our corporate accounting and financial reporting processes;

●	managing the selection, engagement, qualifications, independence, and performance of a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

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

Compensation Committee

Our compensation committee consists of Dror J. Abramov, Professor Amnon Peled, and Ruth Alon. Ms. Alon serves as the chair of the compensation committee. The Silexion Board has determined that each of Messrs. Abramov and Peled, and Ms. Alon, meets the definition of “independent director” for purposes of serving on the compensation committee under the Nasdaq listing standards, including the heightened independence standards for members of a compensation committee.

The primary purpose of our compensation committee is to discharge the responsibilities of the Board in overseeing our compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers, directors and other senior management, as appropriate. The principal functions of the compensation committee include, among other things:

●	reviewing, approving and determining, or making recommendations to the Board regarding the compensation of our chief executive officer, other executive officers and senior management;

●	reviewing, evaluating and recommending to the Board succession plans for our executive officers;

●	reviewing and recommending to the Board the compensation paid to our non-employee directors;

●	administering our equity incentive plans and other benefit programs;

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

Corporate Governance and Nominating Committee

We have appointed a corporate governance and nominating committee that currently consists of Dror J. Abramov, Ilan Levin, Professor Amnon Peled, and Ruth Alon. The chair of the committee will be chosen from among the committee’s members. The Board has determined that each of Messrs. Abramov, Peled and Levin, and Ms. Alon, meets the definition of “independent director” under the Nasdaq listing standards.

Our corporate governance and nominating committee is responsible for, among other things:

●	identifying and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by shareholders, to serve on the Board;

●	considering and making recommendations to the Board regarding the composition and chairmanship of the committees of the Board;

●	instituting plans or programs for the continuing education of the Board and the orientation of new directors;

●	developing and making recommendations to the Board regarding corporate governance guidelines and matters;

●	overseeing our corporate governance practices;

●	overseeing periodic evaluations of the Board’s performance, including committees of the Board; and

●	contributing to succession planning.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all (if any) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners during the year ended December 31, 2025 were fulfilled in a timely manner, except as described under “Delinquent Section 16(a) Reports” below.

Delinquent Section 16(a) Reports

Each of our non-employee/ non-affiliate directors who received an equity grant from the Company on February 9, 2025 (consisting of (i) 794 restricted share units (RSUs), under which an equivalent number of ordinary shares may become issuable upon vesting and settlement, and (ii) 935 options to purchase an equivalent number of underlying ordinary shares at a price of $18.90 per share) belatedly reported that grant on Form 4, which was filed in each case on December 31, 2025. Those non-employee/ non-affiliate directors consist of Dror Abramov, Ruth Alon, Avner Lushi, Shlomo Noy, and Amnon Peled. In addition, our director Ilan Levin and the Moringa sponsor (in which Mr. Levin holds a controlling interest), which is a 10% shareholder of ours, belatedly reported on Form 4 the acquisition by the sponsor of 450,000 ordinary shares on September 15, 2025, upon our conversion of amounts due to the sponsor under the A&R Sponsor Promissory Note, which report on Form 4 was filed on January 27, 2026.

Code of Ethics and Business Conduct

Prior to the completion of the Business Combination, we adopted a written code of ethics and business conduct that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on the investor relations portion of our website at www.silexion.com/investors. In addition, we intend to post on that website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to, or waivers from, any provision of the code.

Insider Trading Policies and Procedures

We have adopted an insider trading policy that governs the purchase, sale, and other transactions in our securities by directors, senior management, and employees, which policy is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and the Nasdaq listing standards applicable to us. A copy of our insider trading policy serves as Exhibit 19.1 to this Annual Report and is incorporated herein by reference.

Item 11. Executive Compensation.

Silexion

Unless the context requires otherwise, references in this “Executive Compensation” section to “we,” “our,” “us” and the “Company” generally refer to our company on a consolidated basis, for all periods following the completion of the Business Combination (on August 15, 2024), and to our wholly-owned subsidiary, Silexion Therapeutics Ltd., an Israeli company (“Silexion  Israel”), and its subsidiaries, for all periods prior to the completion of the Business Combination.

Overview

The following tables and accompanying narrative set forth information about the compensation, for 2025 and 2024, provided to our chief executive officer (or person serving in an equivalent position) and the two most highly compensated executive officers (other than our chief executive officer) who were serving as executive officers as of December 31, 2025, each of whom also served as an executive officer of Silexion Israel prior to the completion of the Business Combination. These executive officers consist of: Ilan Hadar, who was Silexion Israel’s Managing Director and now serves as Silexion’s Chairman and Chief Executive Officer; Mirit Horenshtein Hadar, who was Silexion Israel’s EVP Finance and now serves as Silexion’s Chief Financial Officer and Secretary; and Dr. Mitchell Shirvan, who was Silexion Israel’s- and is now Silexion’s- Chief Scientific and Development Officer. These executive officers are referred to in this section as our “named executive officers” or “NEOs.”

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs, in the period immediately following the Business Combination. Actual compensation programs that we adopt in the future may differ materially from the plans summarized in this discussion.

Summary Compensation Table

The following table presents summary information regarding the total compensation for services rendered in all capacities that was awarded to, earned by, or paid to our named executive officers for each of 2025 and 2024.

Name and Principal Position	Year	Base Gross Salary ($)(1)	Stock Awards ($)	All Other Compensation ($)(1)(2)	Total ($)(1)
Ilan Hadar Chief Executive Officer (formerly Managing Director of Silexion)(3)	2025	382,398	-	225,482	607,880
	2024	240,560	1,192,785	107,283	1,540,628
Mirit Horenshtein Hadar Chief Financial Officer & Secretary (formerly EVP Finance of Silexion)	2025	250,297	-	134,557	384,854
	2024	233,532	447,291	89,267	770,090
Dr. Mitchell Shirvan Chief Scientific and Development Officer(4)	2025	278,108	-	114,699	392,806
	2024	190,286	1,043,699	67,505	1,301,490

(1)
Amounts reported for the named executive officer and paid in New Israeli Shekels are converted from New Israeli Shekels to U.S. dollars using the 2025 and 2024 (as applicable) average exchange rates as published by Bank of Israel of 3.452 and 3.699 New Israeli Shekels, respectively, to one U.S. dollar.

(2)
The amounts in this column include payments for a leased car or car maintenance, contributions to a pension fund, compensation fund, and continuing education fund, or payments in lieu of a continuing education fund.

(3)
Mr. Hadar served in a part-time (75%) position for Silexion prior to the Business Combination (which was completed in August 2024), and has served in a full-time position for our company since that time.

(4)
Dr. Shirvan served in a part-time (80%) position for Silexion prior to the Business Combination (which was completed in August 2024), and has served in a full-time position for our company since that time.

Narrative Disclosure to Summary Compensation Table

Base Salary

The named executive officers receive base salaries to compensate them for services rendered to us. The base gross salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, and responsibilities. The annual base salaries for Ilan Hadar, Mirit Horenshtein Hadar and Dr. Mitchell Shirvan, for 2025 and 2024 were $382,398 and $240,560 for Mr. Hadar, $250,297and $233,532 for Ms. Horenshtein Hadar, and $278,108 and $190,286 for Dr. Shirvan, respectively.

Equity Compensation

We did not grant any new equity compensation to the named executive officers during the year ended December 31, 2025.

In February 2026, following the automatic increase (effective as of January 1, 2026) to the number of ordinary shares available under our 2024 Equity Incentive Plan (described further below) due to the automatic “evergreen” provision of that plan, our compensation committee approved certain “catch-up” equity grants to our named executive officers, who had not received any equity grants since the Closing of the Business Combination and whose percentage of equity holdings in our company were below customary levels. Pursuant to that approval by the compensation committee, Ilan Hadar, Dr. Mitchell Shirvan and Mirit Horenshtein Hadar received grants of restricted share units (RSUs) for 64,350, 49,726 and 49,726 underlying ordinary shares, respectively, which RSUs were fully vested upon grant and settled immediately for the underlying ordinary shares.

From time to time prior to 2025, we have also granted equity awards under the Silexion Therapeutics Ltd. 2013 Equity Incentive Plan, which was replaced by the Silexion Therapeutics Ltd. 2023 Equity Incentive Plan (the “2013 Plan” and “2023 Plan”, respectively, collectively referred to as the “Silexion Israel Plans”), as incentives to attract, retain and motivate our named executive officers. All compensation amounts appearing in the Summary Compensation Table above in the “Stock Awards” column reflect grants under the Silexion Israel Plans. During 2024, we granted RSUs that could be settled for 1,121, 420 and 981 ordinary shares of Silexion Israel, to Ilan Hadar, Mirit Horenshtein Hadar, and Dr. Mitchell Shirvan, respectively (each such number of Silexion Israel ordinary shares reflects the exchange ratio in the Business Combination or the subsequent reverse share splits of Silexion). The vesting of those RSUs accelerated upon the Closing of the Business Combination, entitling each such officer to receive Silexion ordinary shares in accordance with the exchange ratio upon the Closing. The expense that we realized for each year in respect of each RSU award to the applicable NEO is reflected in the “Stock Awards” column of the above Summary Compensation Table.

During 2022, Silexion Israel granted 956 and 478 options to purchase Silexion Israel ordinary shares to Ilan Hadar and Dr. Mitchell Shirvan, respectively (each such number of options reflects the equity exchange ratio in the Business Combination and the subsequent reverse share splits of Silexion). Vesting of those options was to occur over a period of 48 months, provided that Ilan Hadar or Dr. Mitchell Shirvan, as applicable, remains engaged by Silexion Israel (or a Silexion Israel affiliate), and is subject to the Silexion Israel Plans. Upon consummation of an initial public offering of Silexion Israel’s securities or an M&A Transaction (as defined in Silexion Israel’s articles of association), which included the Business Combination, the vesting of those options was to accelerate, such that all unvested options were to immediately vest, provided that such IPO or M&A Transaction was to be consummated after January 1, 2023. That acceleration of vesting occurred upon the Closing of the Business Combination on August 15, 2024. The expense that we realized for each year in respect of the option award  to the applicable NEO is reflected in the “Stock Awards” column of the above Summary Compensation Table.

Employment Agreements

The base salary and other compensation paid to our NEOs reflected in the above Summary Compensation Table is provided to them pursuant to employment agreements to which our wholly-owned subsidiary Silexion Israel is party with each of them.

Mr. Hadar’s employment agreement, as amended, with Silexion Israel provides for him a gross monthly salary of NIS 110,000, which amounts to an annual base salary of $382,398 (based on the average exchange rate for 2025, as published by the Bank of Israel), customary disbursements toward his providence fund, further education fund and severance pay fund, and other fringe benefits commensurate with such position.

Mirit Horenshtein Hadar’s employment agreement with Silexion Israel provides for her a gross monthly salary of NIS 72,000, which amounts to an annual base salary of $250,297 (based on the average exchange rate for 2025, as published by the Bank of Israel), as well as customary disbursements toward her providence fund, further education fund and severance pay fund, and other fringe benefits commensurate with such position.

Dr. Mitchell Shirvan’s employment agreement with Silexion Israel provides for him a gross monthly salary of NIS 80,000, which amounts to an annual base salary of $278,108 (based on the average exchange rate for 2025, as published by the Bank of Israel),, as well as customary disbursements toward his providence fund, further education fund and severance pay fund, and other fringe benefits commensurate with such position.

Silexion Israel 2013 Equity Incentive Plan and Silexion Israel 2023 Equity Incentive Plan

The equity awards for which compensation expense is reflected in the above Summary Compensation Table for our NEOs have been granted under equity incentive plans. Silexion Israel (and, following the Business Combination, Silexion) has maintained the Silexion Israel Plans in order to provide additional incentives for employees, directors and consultants, and to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to Silexion Israel’s (and Silexion’s) success. The 2013 Plan was adopted on July 25, 2013 and was replaced by the 2023 Plan, which was adopted on April 4, 2023. For a complete description of the 2013 Plan and the 2023 Plan, please see “Silexion Israel Share Incentive Plans” below.

The Silexion Israel Plans provide for grants of options to purchase ordinary shares of Silexion Israel (following the Business Combination, Silexion), shares, restricted shares and RSUs. As described above, during 2022, Silexion Israel granted option awards under the Silexion Israel Plans to Ilan Hadar and Dr. Mitchell Shirvan, and during 2024, Silexion Israel granted RSUs to Ilan Hadar, Mirit Horenshtein Hadar, and Dr. Mitchell Shirvan.

Immediately prior to the effective time of the merger of Merger Sub 1 with and into Silexion Israel pursuant to the Business Combination, all outstanding Silexion Israel options and Silexion Israel RSUs accelerated and became fully vested (and, in the case of RSUs, settled for underlying shares). At the effective time of that merger, all Silexion Israel options outstanding immediately prior to the merger automatically and without any action on the part of any Silexion Israel option holder or beneficiary thereof, were assumed by Silexion, and each such Silexion Israel option was converted into an option to purchase Silexion ordinary shares (based on the equity exchange ratio for Silexion Israel under the Business Combination Agreement).

In addition, immediately prior to the completion of the Business Combination, Silexion adopted the 2024 Equity Incentive Plan (described below), which provides for the grant of equity-based incentive awards to its employees, directors, office holders, service providers and consultants in order to incentivize them to increase their efforts on behalf of Silexion and to promote the success of Silexion’s business.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding equity awards held by Silexion’s named executive officers that were outstanding as of December 31, 2025. The awards listed in this table were granted under the Silexion Israel Plans, which are summarized above under “- Narrative Disclosure to Summary Compensation Table - Silexion Israel 2013 Equity Incentive Plan and Silexion Israel 2023 Equity Incentive Plan” and below under “Silexion Israel Share Incentive Plans”.

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Ilan Hadar Chief Executive Officer (formerly Managing Director of Silexion Israel)	956	-	-	907.71	24/03/2032
Mirit Horenshtein Hadar Chief Financial Officer (formerly EVP Finance of Silexion Israel)	--	-	-	-	-
Dr. Mitchell Shirvan Chief Scientific and Development Officer	478	-	-	907.71	07/06/2032

Director Compensation

The following table lists the fees earned or paid to each of our directors in respect of the year ended December 31, 2025:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)		Total ($)
Ilan Hadar	See Summary Compensation Table above	See Summary Compensation Table above	See Summary Compensation Table above	See Summary Compensation Table above		See Summary Compensation Table above
Dror Abramov	36,000	15,000	15,000			66,000
Ruth Alon	36,000	15,000	15,000			66,000
Ilan Levin				120,000(	1)	120,000
Avner Lushi	30,000	15,000	15,000			60,000
Shlomo Noy	25,000	15,000	15,000	20,000(	2)	75,000
Amnon Peled	34,500	15,000	15,000			64,500

(1)	Represents a consulting fee at a rate of $10,000 per month payable to Ilan Levin, as provided for under the Business Combination Agreement, as amended.

(2)	Represents a consulting fee at a rate of $10,000 per month payable to Shlomo Noy, effective as of November 2025.

In December 2024, our compensation committee and Board approved an annual compensation package for our non-employee/non-affiliate directors (consisting of all directors other than our Chairman and Chief Executive Officer, Ilan Hadar, and our consultant, Ilan Levin), which was effective for the 2025 year. That compensation package consisted of:

•	Annual cash compensation: $30,000

•	Annual equity compensation valued at $30,000, to be split 50%-50% between RSUs ($15,000 value) and options ($15,000 value)

•	Annual cash fee for Board committee members: $1,500 per committee

•	Annual cash fee for Board committee chairpersons (in lieu of committee membership fees): $3,000 per committee.

The amounts set forth for each director (other than Messrs. Hadar and Levin) in the above Director Compensation table are based on our non-employee/non-affiliate director annual compensation package, as applied to the particular director based on his or her participation in Board committees.

Silexion Executive Compensation

Following the Closing, we have been developing an executive compensation program that is designed to align compensation with our business objectives and the creation of shareholder value, while enabling us to attract, retain, incentivize and reward individuals who contribute to the long-term success of Silexion. Decisions regarding the executive compensation program are recommended by our compensation committee and approved by our Board.

Silexion Equity Compensation

It is anticipated that equity-based compensation will continue to be an important element of executive compensation as we proceed in the longer-term period following the consummation of the Business Combination, in order to maintain a strong link between executive incentives and the creation of shareholder value. During the year ended December 31, 2025, we did not grant any new equity compensation to our executive officers, due to limitations on our available authorized share capital and the pressing need for us to utilize our available authorized share capital primarily for financing purposes, which enabled us to restore and maintain compliance with Nasdaq listing requirements related to shareholders’ equity. In the previous year (2024), upon the consummation of the Business Combination, we granted 5,242 RSUs, in the aggregate, to directors of Silexion and employees of Silexion and its subsidiaries (of which 1,471 RSUs were granted to Silexion directors) as a means of incentivizing them and aligning their interests with those of the shareholders of the Company. We have furthermore utilized the initial additional 156,333 ordinary shares that were added to the pool of shares for the 2024 Equity Incentive Plan (described below) pursuant to the automatic increase to that plan as of January 1, 2026 under the existing “evergreen” provision of that plan and granted fully-vested RSUs to our executive officers in February 2026. We await the outcome of the proposed increase to the “evergreen” provision under the 2024 Equity Incentive Plan at our extraordinary general meeting that was scheduled for March 16, 2026, which was adjourned by one week. If that increase is approved by our shareholders, the total automatic increase to the pool of shares under that plan will be by 594,900 ordinary shares for 2026 (which includes the 156,333 ordinary shares that were already added to the pool), and future automatic annual increases under that plan will yield a total number of reserved shares under all of our equity incentive plans equal to 10% of our issued and outstanding share capital on a fully diluted basis as of each January 1. Our annual evergreen increases will be an important means to supply the equity compensation arrangements for our executive officers in 2026 and beyond.

Silexion Israel Share Incentive Plans

2013 Share Option Plan

Shares Reserved under the 2013 Share Option Plan. The total number of authorized but unissued ordinary shares available for issuance under the 2013 Share Option Plan (the “2013 Plan”) (which we assumed from Silexion Israel as part of the Business Combination) is 1,579. All of those ordinary shares are subject to outstanding grants. Upon the termination of the 2013 Plan (which occurred prior to the Business Combination), any unissued ordinary shares that were then available under the 2013 Plan ceased to be reserved for purposes of the 2013 Plan, other than ordinary shares underlying outstanding options under the 2013 Plan, which remain subject to the terms of the plan.

Administration. Our Board, or a duly authorized compensation committee of the Board, has the power to administer the 2013 Plan. The committee has the authority, subject to applicable law and our Articles, to interpret the terms of the 2013 Plan and any option agreements entered into thereunder, determine and amend the terms of respective option agreements, including the exercise price of an option, the fair market value of the underlying ordinary shares, the time and vesting schedule applicable to the option, accelerate or amend the vesting schedule applicable to an option, and take all other actions and make all other determinations necessary for the administration of the 2013 Plan.

Eligibility. The 2013 Plan provides for granting options under various tax regimes, including, without limitation, in compliance with Section 102 or Section 3(i) of the Israeli Income Tax Ordinance (New Version), 5721-1961, as amended (the “Ordinance”), and for awards granted to Silexion Israel’s United States employees or service providers, including those who are deemed to be residents of the United States for tax purposes, Section 422 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and Section 409A of the Code.

Options. All options granted pursuant to the 2013 Plan are evidenced by an option agreement, in a form that was previously approved. The option agreement sets forth the terms and conditions and the number of shares to which the option relates and the type of option granted thereunder, the purchase price per underlying share and the vesting schedule by which such option shall become exercisable.

Unless otherwise determined by the committee or the Board and as stated in the option agreement, and subject to the conditions of the 2013 Plan, options become exercisable under the following schedule: 25% of the shares covered by the option on the first anniversary of the date on which such option was granted and 12.5% of the shares covered by the option at the end of each subsequent six-month period during the second, third and fourth years from the date of grant, with the committee and/or Board possessing the exclusive authority to accelerate the periods for exercising an option.

Each option shall expire 10 years from the date of the grant thereof, or five years with respect to an incentive stock option, unless a shorter term of expiration has been otherwise designated.

Grants to U.S. Residents. The 2013 Plan provides for the grant of options in accordance with the Code, including incentive stock options and nonqualified stock options.

Options granted under the 2013 Plan to Silexion Israel employees who are U.S. residents may qualify as “incentive stock options” within the meaning of Section 422 of the Code, or may be non-qualified stock options. The exercise price of an option may not be less than the par value of the share for which such option is exercisable. The exercise price of an Incentive Stock Option may not be less than 100% of the fair market value of the underlying share on the date of grant or such other amount as may be required pursuant to the Code, and in the case of Incentive Stock Options granted to ten percent (10%) shareholders, not less than 110%.

Exercise. An option under the 2013 Plan may be exercised by providing us with a written notice of exercise and full payment of the exercise price for such shares underlying the award, if applicable, in such form and method as may be determined by the committee (and, in the case of an option granted to an Israeli resident with a trustee arrangement, the trustee) and as permitted by applicable law.

Transferability. No option shall be assignable, transferable or given as collateral, nor may any right with respect to an option be given to any third party whatsoever, and during the lifetime of the option-holder each and all of such option-holder’s rights to purchase ordinary shares thereunder shall be exercisable only by the option-holder.

Termination of Employment. An option may be exercised after the date of termination of an option-holder’s service or employment with Silexion Israel or any of its affiliates or termination of an affiliate’s status as such only with respect to the number of options already vested and unexpired at the time of such termination according to the vesting and expiration periods of the options set forth in the 2013 Plan, or under a different period prescribed by the committee or by the Board and specified in the relevant option agreement, provided, however, that (i) such termination is without cause, in which case the options shall be exercisable within not more than 90 days from the effective date of such termination, or (ii) such termination is the result of death or disability of the option-holder, in which case the options shall be exercisable within 12 months, and in the event of death, the option shall be exercisable by the option-holder’s estate, all in accordance the 2013 Plan. If termination of employment or service is for cause, any outstanding unexercised option (whether vested or non-vested), will immediately expire and terminate, and the option-holder shall not have any right in connection with such option.

Voting Rights. Option-holders shall not have any of the rights or privileges of shareholders of Silexion in respect of any ordinary shares purchasable upon the exercise of any options unless and until, following exercise in accordance with the terms of the 2013 Plan and the options, registration of the option-holder as a holder of such ordinary shares in our register of shareholders is complete, but in case of options and underlying ordinary shares to be held by the trustee, subject to the provisions of the 2013 Plan.

Dividends. With respect to all ordinary shares (as opposed to unexercised options) issued upon the exercise of options, the option holder, as a shareholder of Silexion shall be entitled to receive dividends in accordance with the quantity of such ordinary shares and the Articles, and subject to any applicable taxation on distribution of dividends.

Transactions. If the outstanding shares of Silexion shall at any time be changed or exchanged by declaration of a dividend, split, share subdivision, combination or exchange of shares, recapitalization, or any other like event, then in such event only and as often as the same shall occur, the number, class and kind of ordinary shares (including ordinary shares issuable pursuant to the 2013 Plan, in respect of which options have not yet been exercised) subject to the 2013 Plan or subject to any options granted thereunder, and the exercise price of the options, shall be appropriately and equitably adjusted so as to maintain the proportionate number of ordinary shares without changing the aggregate exercise price of the options.

In the event of a merger or consolidation of Silexion or a sale of all, or substantially all, of our shares or assets or other transaction having a similar effect on Silexion, or change in the composition of the Board, or such other transaction or circumstances that the Board determines to be a relevant transaction, the merger agreement will provide for one or more of the following, without the consent of the option-holder: (i) any outstanding option will be assumed or substituted by the successor corporation; (ii) the option will be cancelled and a payment will be made to the option-holder, as provided in the 2013 Plan; or (iii) the option will be fully exercisable and the underlying ordinary shares will be issuable upon exercise, followed by the cancellation of the option.

The foregoing description of the 2013 Plan is qualified in its entirety by the full text of the 2013 Plan, which serves as Exhibit 10.9 to this Annual Report and is incorporated herein by reference.

2023 Equity Incentive Plan

Silexion Israel’s board of directors adopted a 2023 Equity Incentive Plan (the “2023 Plan”) in 2023. The purpose of the 2023 Plan was to provide equity-based incentive awards in order to link the compensation and benefits of the individuals and entities providing services to Silexion Israel or its affiliates with the success of Silexion Israel and long-term shareholder value.

There are no currently outstanding awards under the 2023 Plan. Because Silexion adopted a new equity incentive plan, the 2024 Equity Incentive Plan (as described below) prior the Closing of the Business Combination, we do not intend to make any further grants under the 2023 Plan.

Silexion Share Incentive Plans

2024 Equity Incentive Plan

Pursuant to written resolutions adopted by our Board and shareholders prior to the Closing of the Business Combination, we have approved and adopted the 2024 Equity Incentive Plan (the “2024 Plan”), which became effective immediately upon the Closing.

Upon the Closing, a total of 4,264 ordinary shares were reserved for issuance under the terms of the 2024 Plan, which, together with Silexion ordinary shares allocated for issuance under the existing 2013 Plan and 2023 Plan, equaled 10% of the total number of our issued and outstanding ordinary shares on a fully diluted basis immediately following the Closing.

A summary of the material terms of the 2024 Plan is provided below:

Administration

The compensation committee of our Board is the administrator of the 2024 Plan. Except as provided otherwise under the 2024 Plan, the administrator has plenary authority to grant awards pursuant to the terms of the 2024 Plan to eligible individuals, determine the types of awards and the number of shares covered by the awards, establish the terms and conditions for awards and take all other actions necessary or desirable to carry out the purpose and intent of the 2024 Plan.

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

Share Pool Under the 2024 Plan

The initial number of Silexion ordinary shares allocated to the 2024 Plan (the “Share Pool”) was 4,264. At our 2025 annual general meeting held in July 2025, our shareholders approved a special one-time increase to the number of ordinary shares available under the 2024 Plan by 84,791 ordinary shares. The 2024 Plan furthermore provides for an automatic annual allocation/adjustment to the Share Pool (the “evergreen provision”) whereby the number of shares reserved for issuance under the Share Pool increases on January 1 of each year. As initially provided under the 2024 Plan, the evergreen provision increased the Share Pool by the lesser of (i) such number of shares as equaled 5% of our issued and outstanding shares as of January 1 of each year, or (ii) an amount determined by our board of directors prior to such date. As implemented on January 1, 2025, 6,164 ordinary shares became available under the 2024 Plan pursuant to the original evergreen provision.  As implemented once again on January 1, 2026, 156,333 ordinary shares became available under that same evergreen provision. As has been proposed for amendment by our compensation committee and Board, subject to the approval of our shareholders (the last of whom may provide their approval to the amendment at our extraordinary general meeting being held in March 2026), the evergreen provision of the 2024 Plan will provide instead as follows:

On January 1 of each calendar year, through (and including) January 1, 2034, the Share Pool under the 2024 Plan will increase by an amount equal to the lesser of (i) such number of ordinary shares as yields a total pool of shares reserved under the 2024 Plan and our prior equity incentive plans equal to 10% of the number of ordinary shares issued and outstanding, on a fully-diluted basis, on such January 1st date, or (ii) an amount determined by our Board prior to such date.

Pursuant to the proposed amended evergreen provision, the Share Pool under the 2024 Plan would increase by 594,900 ordinary shares (which includes the 156,333 ordinary shares under the existing evergreen provision) effective as of January 1, 2026, and would stand at 681,473 ordinary shares.

The following additional rules apply to the number of ordinary shares available under the Share Pool on an ongoing basis:

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

●
The Share Pool will be increased, on the exercise date, by the number of shares withheld by or surrendered (either actually or through attestation) to the Company in payment of the exercise price of any award granted under the 2024 Plan; and

●
The Share Pool will be increased, on the relevant date, by the number of shares withheld by or surrendered (either actually or through attestation) to the Company in payment of any tax withholding obligation that arises in connection with any award granted under the 2024 Plan.

In the event of a merger, consolidation, share rights offering, statutory share exchange or similar event affecting the Company or a share dividend, share split, reverse share split, separation, spinoff, reorganization, extraordinary dividend of cash or other property, share combination or subdivision, or recapitalization or similar event affecting the capital structure of the Company, our Board will make equitable and appropriate substitutions or proportionate adjustments to the Share Pool to reflect the transaction or event. Similar adjustments will be made to the award limitations described below and to the terms of outstanding awards.

ISO Award Limit

The maximum number of Silexion ordinary shares that may be issued in connection with awards granted under the 2024 Plan that are intended to qualify as incentive stock options under Section 422 of the Code is 95,218.

Types of Awards

General. The 2024 Plan enables the grant of share awards, performance shares, restricted share units (RSUs), cash-based performance units, other share-based awards, share options, share appreciation rights, and share unit awards, each of which may be granted separately or in tandem with other awards. The administrator may establish sub-plans under the 2024 Plan under which awards that qualify for preferred tax treatment for recipients in jurisdictions outside the U.S. may be granted.

We have adopted a sub-plan for Israeli participants, which provides for granting awards in compliance with Section 102 (“Section 102”) and Section 3(i) of the Ordinance. Section 102 allows employees, directors and officers who are not controlling shareholders and who are considered Israeli residents for tax purposes to receive favorable tax treatment for compensation in the form of shares, options or certain other types of equity awards, subject to certain terms and conditions. Our non-employee service providers and controlling shareholders who are considered Israeli residents for tax purposes may be granted awards under Section 3(i) of the Ordinance, which do not provide for similar tax benefits as Section 102.

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

Amendment and Termination

Our Board or the compensation committee may terminate, amend or modify the 2024 Plan or any portion of it at any time; provided, that, (i) if required to comply with Cayman Islands law and any other applicable laws or marketplace or listing rules of a securities market or securities exchange (other than any requirement from which the Company may opt out based on any available home country exemption), the Company shall obtain shareholder approval of any 2024 Plan amendment in such a manner and to such a degree as required, and (ii) no such termination or amendment may materially impair the rights of a participant with respect to a previously granted award (other than as required to comply with applicable law or the rules of any securities exchange or market on which the shares are listed or to prevent adverse tax or accounting consequences to the Company or the participant) without such participant’s consent.

The 2024 Plan is scheduled to expire on August 14, 2034, which is ten years after the effective date of its adoption by our board of directors. After that time, no further grants may be made under the 2024 Plan, but any then-outstanding grants will remain subject to the terms of the plan.

The foregoing description of the 2024 Incentive Plan is qualified in its entirety by the full text of the 2024 Incentive Plan, which serves as Exhibit 10.5 to this Annual Report and is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Ordinary Shares

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 1, 2026 by:

●	each person or entity known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security such as our ordinary shares if he, she or it possesses sole or shared voting or investment power over those ordinary shares, including based on the right to acquire those ordinary shares due to exercise of an option or warrant, or due to the settlement of an RSU, that may be currently exercised or settled (as of March 1, 2026), or that may be exercised or settled (as applicable) for an underlying ordinary share within 60 days following March 1, 2026. In computing the number of ordinary shares beneficially owned by a person or entity and his/her or its percentage ownership, we include, as outstanding, those ordinary shares that are subject to options, warrants or RSUs held by that person or entity that may be currently exercised or settled (as of March 1, 2026), or that may be exercised or settled (as applicable) within 60 days of March 1, 2026. We do not, however, deem those underlying shares to be outstanding for the purpose of computing the percentage ownership of any other person or entity.

Unless otherwise indicated, we believe that all persons and entities named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

The percentage ownership of ordinary shares is based on 3,330,785 ordinary shares outstanding as of March 1, 2026.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Approximate Percentage of Outstanding Ordinary Shares
Directors and Executive Officers of Silexion:
Ilan Hadar	66,427	(2)	2.0%
Dror Abramov	11,115	(3)	*
Ruth Alon	11,223	(4)	*
Ilan Levin(5)	458,824	(6)	13.8%
Avner Lushi(7)	27,271	(8)	*
Dr. Shlomo Noy(9)	27,271	(8)	*
Dr. Amnon Peled	9,017	(10)	*
Dr. Mitchell Shirvan	51,185	(11)	1.5%
Mirit Horenshtein Hadar, CPA	50,146		1.5%

All executive officers and directors as a group (8 individuals)	685,208	(12)	20.6%
Five Percent Holders:
Lind Global Fund III LP(13)	212,500		6.0%
Entities affiliated with Intracoastal Capital LLC (14)	357,100		9.7	%(15)
Moringa Sponsor, LP and related persons (5)	458,824	(6)	13.8%
Hudson Bay Master Fund Ltd. (16)	205,016		5.8%
3i, LP (17)	282,500		7.8%
Orca Capital AG (18)	267,434		7.4%
Lincoln Alternative Strategies LLC (19)	269,168		7.5%
Cedar Holdings Mgmt LLC	215,000	(20)	6.1%
Alto Opportunity Master Fund, SPC—Segregated Master Portfolio B	212,500	(21)	6.0%

*	Less than 1%.

(1)	Unless otherwise noted, the business address of each beneficial owner listed in the above table is c/o Silexion Therapeutics Corp, 12 Abba Hillel Road, Ramat Gan, Israel 5250606.

(2)	Includes 956 ordinary shares issuable upon exercise of options, at an exercise price of $907.71 per share, all of which are vested and currently exercisable.

(3)	Includes 935 ordinary shares issuable upon exercise of options, at an exercise price of $18.90 per share, all of which are vested and currently exercisable.

(4)	Includes 935 ordinary shares issuable upon exercise of options, at an exercise price of $18.90 per share, all of which are vested and currently exercisable.

(5)
Based on a Schedule 13D/A filed with the SEC on September 23, 2025. The shares reported in this row are held of record by the Moringa sponsor, Moringa Sponsor, LP and/or by Greenstar, L.P., each a Cayman Islands exempted limited partnership. Moringa Partners Ltd., an Israeli company that is wholly-owned by Mr. Ilan Levin, serves as the sole general partner of each of the Moringa sponsor and Greenstar, L.P. Mr. Levin, a director of Silexion, is the sole director of that general partner. As a result of his ownership of that general partner, Mr. Levin possesses sole voting and investment authority with respect to the shares directly held by the Moringa sponsor and Greenstar, L.P. The limited partnership interests of the Moringa sponsor and Greenstar, L.P. are held by various individuals and entities, including Mr. Levin. Mr. Levin disclaims beneficial ownership of the securities held by the Moringa sponsor and Greenstar, L.P., other than to the extent of his direct or indirect pecuniary interest in such securities. The address of each of the persons and entities beneficially owning the shares that are reported in this row is c/o Moringa Acquisition Corp, 250 Park Avenue, 7th floor, New York, NY 10177.

(6)
Consists of (i) 6,970 ordinary shares, (ii) 372 ordinary shares underlying warrants, and (iii) 450,000 ordinary shares issued on September 15, 2025 upon conversion of an aggregate of $1.8 million of the outstanding amount under the Moringa sponsor promissory note, all of which are held by Moringa Sponsor, LP, and (iv) 1,482 ordinary shares held by Greenstar, L.P.

(7)
The shares reported in this row consist entirely of ordinary shares held of record by Guangzhou Sino-Israel Biotech Fund (“GIBF”), with respect to which Mr. Lushi possesses shared voting and investment authority as a result of his serving as a Managing Partner and CEO of GIBF.

(8)	Includes 1,872 ordinary shares issuable upon exercise of options held by GIBF, at an exercise price of $18.90 per share, all of which are vested and currently exercisable.

(9)
The shares reported in this row consist entirely of ordinary shares held of record by GIBF, with respect to which Dr. Noy possesses shared voting and investment authority as a result of his serving as Chief Medical Officer of GIBF.

(10)	Includes 780 ordinary shares issuable upon exercise of options, at an exercise price of $18.90 per share, all of which are vested and currently exercisable.

(11)	Includes 478 ordinary shares issuable upon exercise of options, at an exercise price of $907.71 per share, all of which are vested and currently exercisable.

(12)
The number of ordinary shares reported in this row for all executive officers and directors as a group includes (i) 5,956 shares underlying options granted to the Company’s non-employee directors in February 2025, as those options have fully vested as of March 1, 2026, as well as (ii) 372 ordinary shares underlying warrants that are fully exercisable as of March 1, 2026.

(13)
Based on a Schedule 13G/A filed by Lind Global Fund III LP with the SEC on November 14, 2025. The ordinary shares reported in this row consist of (i) 106,250 ordinary shares underlying Series A-1 Warrants and (ii) 106,250 ordinary shares underlying Series A-2 Warrants. None of these warrants may be exercised if, following such exercise, the beneficial ownership of Lind Global Fund III LP would exceed 9.9%. Lind Global Partners III LLC, the general partner of Lind Global Fund III LP, and Jeff Easton, the managing member of Lind Global Partners III LLC, may be deemed to have sole voting and dispositive power with respect to the shares held by Lind Global Fund III LP. The address of each of these entities is 444 Madison Avenue, Floor 41, New York, NY 10022.

(14)
Based on a Schedule 13G/A filed with the SEC on February 13, 2026. The ordinary shares reported in this row are beneficially owned by Intracoastal Capital LLC, Mitchell P. Kopin and Daniel B. Asher. The ordinary shares beneficially owned consist entirely of shares underlying warrants. Mr. Kopin and Mr. Asher, as the controlling persons of Intracoastal Capital LLC, may be deemed to have shared voting and dispositive power with respect to these securities. The principal business office of Mr. Kopin and Intracoastal Capital LLC is 245 Palm Trail, Delray Beach, Florida 33483, and the principal business office of Mr. Asher is 1011 Lake Street, Suite 311, Oak Park, Illinois 60301.

(15)
Due to blocker provisions in the warrants under which the ordinary shares reported in this row may be issued, the maximum number of ordinary shares that may be actually held by the holders of the warrants upon exercise of those warrants may not exceed 9.99% of our issued and outstanding ordinary shares.

(16)
Hudson Bay Capital Management LP, the investment manager of Hudson Bay Master Fund Ltd., has voting and investment power over the securities reported in this row. Sander Gerber is the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management LP. The ordinary shares reported in this row consist of 205,016 ordinary shares beneficially owned by Hudson Bay Master Fund Ltd., constituted by 106,250 ordinary shares issuable upon exercise of warrants issued in our September 2025 public offering and 98,766 ordinary shares issuable upon exercise of warrants issued in connection with our July/August 2025 warrant exercise inducement transaction.

(17)
The ordinary shares reported in this row are beneficially owned by 3i, LP. 3i Management LLC is the general partner of 3i, LP, and Maier Joshua Tarlow is the manager of 3i Management LLC. As such, Mr. Tarlow exercises sole voting and investment discretion over securities beneficially owned directly or indirectly by 3i, LP and 3i Management LLC. The business address of each of the aforementioned parties is 2 Wooster Street, 2nd Floor, New York, NY 10013. The ordinary shares reported in this row consist of 262,500 ordinary shares issuable upon exercise of warrants issued in our September 2025 public offering and 20,000 ordinary shares issuable upon exercise of warrants issued in connection with our July/August 2025 warrant exercise inducement transaction.

(18)
Based on Amendment No. 1 to a Schedule 13G filed with the SEC on September 15, 2025. Represents 267,434 ordinary shares beneficially owned by Orca Capital AG, consisting of 4,934 ordinary shares issuable upon exercise of warrants issued in connection with our July/August 2025 warrant exercise inducement transaction and 262,500 ordinary shares underlying warrants acquired in our September 2025 public offering. Due to blocker provisions in the warrants held by these persons, the maximum number of ordinary shares that may be actually held by these persons upon exercise of those warrants may not exceed 4.99% of our issued and outstanding ordinary shares. Roman Grodon, Thomas Koenig, and Beate Ruhle‑Burkhardt have shared voting control and investment discretion over these securities. The principal business address of Orca Capital AG is Sperl‑Ring 2, 85276 Hettenshausen, Germany.

(19)
The 269,168 ordinary shares reported in this row are beneficially owned by Lincoln Alternative Strategies LLC and consist of 6,668 ordinary shares issuable upon exercise of warrants issued in connection with our July/August 2025 warrant exercise inducement transaction and 262,500 ordinary shares underlying warrants acquired in our September 2025 public offering. Stephen Temes, the control person of Lincoln Alternative Strategies LLC, has voting and investment control of these shares. The registered address of Lincoln Alternative Strategies LLC is c/o 901 Pennsylvania Ave. #3‑496, Miami Beach, FL 33139.

(20)	The ordinary shares reported in this row consist entirely of ordinary shares issuable upon exercise of warrants issued in our September 2025 public offering, all of which are currently exercisable.

(21)	The ordinary shares reported in this row consist entirely of ordinary shares issuable upon exercise of warrants issued in our September 2025 public offering, all of which are currently exercisable.

Securities Authorized for Issuance Under Equity Compensation Plans

Presented below is information about our equity compensation plans as of December 31, 2025:

Plan category	Number of ordinary shares to be issued upon exercise of outstanding options and RSUs	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Silexion Therapeutics Ltd. 2013 Equity Incentive Plan	1,579	$902.46
Silexion Therapeutics Ltd. 2023 Equity Incentive Plan	-	$-
Silexion Therapeutics Corp 2024 Equity Incentive Plan	8,646	$18.9	86,573(1)
Total	10,225		(1)

(1) Effective as of January 1, 2026, the pool of ordinary shares available for future issuance under the 2024 Plan stood at 95,219 ordinary shares, and was automatically increased by an additional 156,333 ordinary shares, thereby increasing the total number of ordinary shares available for future issuance under the 2024 Plan to 251,552, and under all of our equity incentive plans, in the aggregate, to 253,131 ordinary shares. Under Proposal 2 to be presented at an extraordinary general meeting of our company that was scheduled to take place on March 16, 2025, which meeting was adjourned to March 23, 2026, the “evergreen” provision under the 2024 Plan would add such number of ordinary shares as would result in a total pool of ordinary shares under all equity incentive plans equal to 10% of our issued and outstanding shares on a fully diluted basis—which would instead add 594,900 ordinary shares under the 2024 Plan effective as of January 1, 2026 (inclusive of the 156,333 ordinary shares added under the existing evergreen provision). All together, the total number of shares reserved for issuance under our equity incentive plans after the January 1, 2026 increase would be 253,131 under the current, 5% evergreen provision or 691,698 under the proposed larger evergreen provision.

Potential Change in Control Transactions

As of the date of this Annual Report, we are not aware of any arrangements the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the compensation arrangements for our directors and executive officers, which are described above in “Item 11. Executive Compensation”, below is a description of transactions since January 1, 2025, or currently proposed transactions, to which we have been a party, in which:

●	the amounts involved exceeded or will exceed $120,000; and

●
any of our directors, executive officers or holders of more than 5% of our share capital, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Related Party Transactions

Arrangements with Executive Officers

Ilan Hadar serves as our Chief Executive Officer and Chairman of the Board. Mr. Hadar’s employment agreement, as amended, with our wholly-owned subsidiary Silexion Israel provides for him to receive a gross monthly salary of NIS 110,000, which amounts to an annual base salary of $382,398 (based on the average exchange rate for 2025, as published by the Bank of Israel), customary disbursements toward his providence fund, further education fund and severance pay fund, and other fringe benefits commensurate with such position.

Mirit Horenshtein Hadar, our Chief Financial Officer and Secretary, is Mr. Hadar’s spouse. Ms. Horenshtein Hadar’s employment agreement with our wholly-owned subsidiary Silexion Israel provides for her to a gross monthly salary of NIS 72,000, which amounts to an annual base salary of $250,297 (based on the average exchange rate for 2025, as published by the Bank of Israel),, as well as customary disbursements toward her providence fund, further education fund and severance pay fund, and other fringe benefits commensurate with such position.

Dr. Mitchell Shirvan’s serves as our Chief Scientific and Development Officer. His employment agreement with Silexion Israel provides for him a gross monthly salary of NIS 80,000, which amounts to an annual base salary of $278,108 (based on the average exchange rate for 2025, as published by the Bank of Israel), as well as customary disbursements toward his providence fund, further education fund and severance pay fund, and other fringe benefits commensurate with such position.

Indemnification Agreements

On the date of, and in connection with, the Closing of the Business Combination, we entered into indemnification agreements with each of our directors and executive officers, which provide for indemnification and advancements by us of certain expenses and costs under certain circumstances. The indemnification agreements provide that we will indemnify each of our directors and executive officers against any and all expenses incurred by that director or executive officer because of his or her status as a director or officer of Silexion, to the fullest extent permitted under Cayman law and the Articles.

The foregoing description of the indemnification agreements does not purport to be complete and is qualified in its entirety by reference to the text of the form of indemnification agreement that serves as Exhibit 10.3 to this Annual Report, and which is incorporated herein by reference.

Registration Rights Related to PIPE Financing

In connection with, and immediately prior to the Closing of, the Business Combination, Moringa raised $2.0 million via a private investment in public entity financing (the “PIPE Financing”), whereby Moringa sold to Greenstar, LP (the “PIPE Investor”), a Cayman Islands exempted limited partnership and affiliate of the Moringa sponsor, 1,482 newly issued Moringa ordinary shares at a price of $1,350 per share, pursuant to the PIPE Agreement, dated as of August 15, 2024, by and among Moringa, the Company and the PIPE Investor. Those 1,482 shares automatically converted upon the Closing of the Business Combination into an equivalent number of our ordinary shares (the “PIPE Shares”).

The PIPE Investor is entitled to customary registration rights in respect of the PIPE Shares under the PIPE Agreement, pursuant to which we agreed that, within 60 days after the Closing Date, we would file with the SEC a registration statement registering the resale of the PIPE Shares by the PIPE Investor, and use our commercially reasonable efforts to have that registration statement be declared effective by 180 days after the Closing Date (or 90 days after the Closing Date if the SEC would not review that filing). In keeping with our obligations under those registration rights, we have registered the resale of the PIPE Shares by the PIPE Investor, initially, in a registration statement on Form S-1 (SEC file number 333-282556) and, subsequently, in a registration statement on Form S-3 (SEC file number 333-291210).

The funds raised from the PIPE Financing, together with remaining funds in Moringa’s trust account after payments to redeeming public shareholders of Moringa, were used for financing support for Moringa and Silexion, as well as for payment to service providers to whom outstanding amounts were owed by Moringa, including parties that had provided financial advisory services and capital markets advisory services to Moringa during the period leading up to the Closing.

Amended and Restated Sponsor Promissory Note

Effective as of the Closing, we issued to the Moringa sponsor, and the Moringa sponsor accepted, in amendment and restatement, and replacement, in their entirety, of all existing promissory notes issued by Moringa to the Moringa sponsor from the IPO until the Closing (and as to which the obligations of Moringa were assigned to us upon the Closing), the A&R Sponsor Promissory Note in a principal amount of $3,433,000, which reflected the total amount owed by Moringa to the sponsor through the Closing Date. The maturity date of the A&R Sponsor Promissory Note is the 30-month anniversary of the Closing Date (i.e., February 15, 2027). Amounts outstanding under the A&R Sponsor Promissory Note may be repaid (unless otherwise decided by us) only by way of conversion into our ordinary shares (“Note Shares”) in accordance with the terms set forth in the form of A&R Sponsor Promissory Note. We or the sponsor may also convert amounts outstanding under the A&R Sponsor Promissory Note at the price per share at which we conduct an equity financing following the Closing, subject to a minimum conversion amount of $100,000, in an amount of Note Shares constituting up to thirty percent (30%) of the number of our ordinary shares issued and sold by us in such equity financing. The sponsor may also elect to convert amounts of principal outstanding under the note into our ordinary shares at any time following the 24-month anniversary of the Closing Date, subject to a minimum conversion of $10,000, at a price per share equal to the volume weighted average price of our ordinary shares on the principal market on which they are traded during the 20 consecutive trading days prior to the conversion date.

On September 15, 2025, in connection with the closing of our September 2025 public offering, we elected to convert $1.8 million of the outstanding amount under the A&R Sponsor Promissory Note into 450,000 ordinary shares that we issued to the Moringa sponsor. The conversion price of $4.00 per ordinary share reflected the price per ordinary share (including ordinary shares issuable upon exercise of pre-funded warrants) and accompanying two ordinary warrants to purchase two ordinary shares that we sold in that public offering. As a result of that conversion, the outstanding amount owed by us to the Moringa sponsor under the A&R Sponsor Promissory Note was reduced to $1,633,000.

The foregoing summary provides only a brief description of the A&R Sponsor Promissory Note and does not purport to be complete. The summary is qualified in its entirety by the full text of the A&R Sponsor Promissory Note, a copy of which serves as Exhibit 10.2 to this Annual Report, and which is incorporated herein by reference.

Amended and Restated Registration Rights and Lock-Up Agreement

Prior to the Closing under the Business Combination Agreement, on August 14, 2024, our company, Moringa, the Moringa sponsor, the distributees of certain of our ordinary shares previously held by the sponsor, certain of our pre-Business Combination shareholders, and the PIPE Investor entered into an amended and restated registration rights and lock-up agreement which became effective as of the Closing of the Business Combination (the “A&R Registration Rights and Lock-Up Agreement”). Under the agreement, we assumed Moringa’s existing obligations under Moringa’s prior registration rights agreement and granted registration rights to the Moringa sponsor, certain distributees of shares held by the Moringa sponsor, certain of our pre-Business Combination shareholders, and the PIPE Investor with respect to certain ordinary shares and warrants of ours.

Under the A&R Registration Rights and Lock-Up Agreement, we agreed to provide the holders party thereto customary demand and shelf registration rights (subject to certain minimum size offerings) and piggy-back rights on primary and secondary offerings, subject to customary cut-back provisions.

Under the lock-up provisions of the agreement, certain lock-up periods following the Closing applied to our securities that were held by our security holders who are party to the agreement, subject to permitted transfers to certain categories of permitted transferees. Each of those lock-up periods has already expired as of the date of this Annual Report.

In keeping with our registration rights obligations under the A&R Registration Rights and Lock-Up Agreement, we have registered the resale of the securities covered by the agreement, initially, in a registration statement on Form S-1 (SEC file number 333-282556) and, subsequently, in a registration statement on Form S-3 (SEC file number 333-291210).

The foregoing summary provides only a brief description of the A&R Registration Rights and Lock-Up Agreement and does not purport to be complete. The summary is qualified in its entirety by the full text of the A&R Registration Rights and Lock-Up Agreement, which serves as Exhibit 10.1 to this Annual Report, and which is incorporated herein by reference.

Warrant Exercise Inducement Transactions

During 2025, we completed two warrant exercise inducement transactions with existing warrant holders, including security holders that beneficially owned, at the time of those transactions, 5% or more of our outstanding ordinary shares.

On January 29, 2025, we entered into an inducement offer letter agreement with holders of 148,102 of our existing ordinary warrants. On January 30, 2025, those holders exercised their warrants for cash and purchased 148,102 ordinary shares at a cash exercise price of $20.25 per share, in consideration of our issuance to them of new ordinary warrants to purchase up to an aggregate of 148,102 ordinary shares at an exercise price of $22.50 per share. The exercising holders also paid us an additional $1.88 per new ordinary warrant issued to them. We received aggregate gross proceeds of approximately $3.3 million from this transaction, before deducting placement agent fees and other offering expenses.

On July 31, 2025, we entered into a second inducement offer letter agreement with holders of 152,106 of our existing ordinary warrants. On August 1, 2025, those holders exercised their warrants for cash and purchased 152,106 ordinary shares at a cash exercise price of $11.57 per share, in consideration of our issuance to them of new ordinary warrants to purchase up to an aggregate of 304,212 ordinary shares at an exercise price of $11.32 per share. We received aggregate gross proceeds of approximately $1.8 million from this transaction, before deducting placement agent fees and other offering expenses.

For both transactions, we engaged H.C. Wainwright to act as our exclusive placement agent and paid it cash fees equal to 7.0% of the aggregate gross proceeds received, as well as management fees equal to 1.0% of the gross proceeds. We also issued to H.C. Wainwright or its designees placement agent warrants to purchase up to 10,368 and 10,647 ordinary shares, respectively, with exercise prices of $27.66 per share and $14.46 per share, respectively.

Related Party Transactions Policies and Procedures

We have not adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

Instead, however, as described above in “Item 10. Directors, Executive Officers and Corporate Governance— Corporate Governance Practices— Code of Business Conduct and Ethics,” we have adopted a written code of business conduct and ethics that applies to our directors, officers and employees and that requires us to avoid, wherever possible, all conflicts of interest, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of business conduct and ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company and any of our affiliates.

Our audit committee, pursuant to its written charter that we adopted upon the Closing of the Business Combination, is responsible for reviewing and approving related party transactions to the extent that we seek to enter into any such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. Our audit committee reviews on a quarterly basis all payments that were made to our officers or directors, any of their affiliates, or any of our affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Director Independence

Nasdaq listing standards require that a majority of the members of our Board be independent. An “independent director” is defined generally as a person who has no disqualifying relationship with the Company described under Nasdaq Listing Rule 5605(a)(2), as well as no other material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company) that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making a determination of director independence, our Board considers the current and prior relationships that each director has with the Company and all other facts and circumstances that the Board deems relevant in determining the director’s independence, including the beneficial ownership of our securities by such director, and the transactions described in the sub-section above titled “Related Party Transactions.”

The Board has determined that each of Messrs. Dror J. Abramov, Ilan Levin, Avner Lushi, Shlomo Noy, and Amon Peled, and Ms. Ruth Alon, meets the definition of “independent director” as defined in Nasdaq listing standards. For purposes of SEC rules applicable to members of the audit committee and compensation committee, each of Messrs. Abramov and Peled, and Ms. Alon, who together constitute all members of those committees, has been determined to be independent.

Item 14. Principal Accountant Fees and Services

The following table provides a summary of fees paid or to be paid to Kesselman & Kesselman, a member firm of PricewaterhouseCoopers International Limited, an independent registered public accounting firm, which served as our principal accountant with respect to the years ended December 31, 2025 and 2024 (“PwC Israel”), for services rendered for the years ended December 31, 2025 and 2024.

For the year ended December 31, 2024, the services related to the below fees were rendered: (i) for the period following the Closing of the Business Combination on August 15, 2024 through December 31, 2024, to Silexion and its consolidated subsidiaries, including Silexion Israel, through which our business is primarily conducted, and (ii) for the period from January 1, 2024 through August 15, 2024, to Silexion Israel and its consolidated subsidiaries.

	2025	2024
	(US$ in thousands)
Audit Fees(1)	361	301
Tax Fees (2)	-	49
Total	361	350

(1)
Audit Fees consist of professional services rendered in connection with the audit of our consolidated financial statements, review of our consolidated quarterly financial statements, issuance of comfort letters, consents and assistance with review of documents filed with the SEC.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Our financial statements as of, and for the year ended December 31, 2025, which are included in the “F-“ pages of this Annual Report.

(3)	The exhibits listed in the following Exhibit Index:

Exhibit No.	Description
3.1
Amended and Restated Memorandum and Articles of Association of Silexion Therapeutics Corp (formerly Biomotion Sciences) (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on August 21, 2024)

3.2
Ordinary Resolution Effecting 1-for-9 Reverse Share Split to Share Capital of Silexion Therapeutics Corp (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on November 29, 2024)

3.3
Ordinary Resolution Effecting 1‑for‑15 Reverse Share Split to Share Capital of Silexion Therapeutics Corp (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8‑K filed with the SEC on July 29, 2025)

3.4
Ordinary Resolution Approving Increase in Authorized Share Capital to $121,500 (9,000,000 ordinary shares, par value $0.0135) (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8‑K filed with the SEC on August 19, 2025)

3.5
Proposed Ordinary Resolution Approving Increase in Authorized Share Capital to $796,500 (59,000,000 ordinary shares, par value $0.0135) (incorporated by reference to Annex B to Silexion Therapeutics Corp’s Proxy Statement on Schedule 14A, filed with the SEC on February 23, 2026)

4.1*	Description of Securities of Silexion Therapeutics Corp registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended
4.2
Warrant Agreement, dated February 19, 2021, by and between Moringa Acquisition Corp and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to Moringa Acquisition Corp’s Current Report on Form 8-K, filed with the SEC on February 22, 2021)

4.3
Assignment, Assumption and Amendment Agreement, dated as of August 15, 2024, by and among Moringa Acquisition Corp, Silexion Therapeutics Corp (formerly known as Biomotion Sciences) and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on August 21, 2024)

4.4
Warrant Adjustment Notice, dated November 29, 2024, in respect of 1-for-9 Reverse Share Split of Silexion Therapeutics Corp (incorporated by reference to Exhibit 4.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on November 29, 2024)

4.5
Warrant Adjustment Notice, dated July 29, 2025, in respect of 1‑for‑15 Reverse Share Split of Silexion Therapeutics Corp (incorporated by reference to Exhibit 4.1 to Silexion Therapeutics Corp’s Current Report on Form 8‑K filed with the SEC on July 29, 2025)

10.1
Amended and Restated Registration Rights and Lock-Up Agreement, dated August 14, 2024 and effective as of the Closing Date, by and among Silexion Therapeutics Corp (formerly known as Biomotion Sciences), Moringa Acquisition Corp, Moringa Sponsor, L.P., the distributees of Sponsor Investment Shares that were issuable to Moringa Sponsor, L.P., EarlyBirdCapital, Inc., certain of Silexion Therapeutics Ltd.’s pre-Business Combination shareholders and Greenstar, L.P. (incorporated by reference to Exhibit 10.4 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on August 21, 2024)

10.2
Amended and Restated Promissory Note, dated August 15, 2024, issued by Silexion Therapeutics Corp (formerly known as Biomotion Sciences) to Moringa Sponsor, L.P. (incorporated by reference to Exhibit 10.5 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on August 21, 2024)

10.3
Form of Director and Officer Indemnification Agreement, dated August 15, 2024, by and between Silexion Therapeutics Corp (formerly known as Biomotion Sciences) and each of its executive officers and directors (incorporated by reference to Exhibit 10.6 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on August 21, 2024)

10.4.1#
Employment Agreement, dated April 1, 2022, by and between Silexion Therapeutics Ltd. and Ilan Hadar (incorporated by reference to Exhibit 10.12.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-279281), filed with the SEC on July 12, 2024).

10.4.2#
Amendment No. 1 to Employment Agreement, dated May 2024, by and between Silexion Therapeutics Ltd. and Ilan Hadar (incorporated by reference to Exhibit 10.12.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-279281), filed with the SEC on July 12, 2024)

10.5.1#	Silexion Therapeutics Corp 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on August 21, 2024)
10.5.2#
Proposed Amendment to Section 5(b)(i) of the Silexion Therapeutics Corp 2024 Equity Incentive Plan (incorporated by reference to Annex C to Silexion Therapeutics Corp’s Proxy Statement on Schedule 14A, filed with the SEC on February 23, 2026)

10.6#
Silexion Therapeutics Ltd. 2013 Share Option Plan (incorporated by reference to Exhibit 10.14 to Silexion Therapeutics Corp’s Registration Statement on Form S-1 (File No. 333-282017), filed with the SEC on September 10, 2024)

10.7	Form of Ordinary Warrant (January 2025 public offering) (incorporated by reference to Exhibit 4.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on January 17, 2025)
10.8
Form of Placement Agent Warrant (January 2025 public offering) (incorporated by reference to Exhibit 4.3 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on January 17, 2025)

10.9
Form of Ordinary Share Purchase Warrant (January 2025 warrant exercise inducement transaction) (incorporated by reference to Exhibit 10.2 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on January 30, 2025)

10.10
Form of Placement Agent Warrant (January 2025 warrant exercise inducement transaction) (incorporated by reference to Exhibit 10.3 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on January 30, 2025)

10.11
Form of Ordinary Share Purchase Warrant (July/August 2025 warrant exercise inducement transaction) (incorporated by reference to Exhibit 10.2 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on August 1, 2025)

10.12
Form of Placement Agent Warrant (July/August 2025 warrant exercise inducement transaction) (incorporated by reference to Exhibit 10.3 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on August 1, 2025)

10.13
Form of Series A Ordinary Share Purchase Warrant (September 2025 public offering) (incorporated by reference to Exhibit 4.1 to Silexion Therapeutics Corp’s Current Report on Form 8‑K filed with the SEC on September 12, 2025)

10.14
Form of Series B Ordinary Share Purchase Warrant (September 2025 public offering) (incorporated by reference to Exhibit 4.2 to Silexion Therapeutics Corp’s Current Report on Form 8‑K filed with the SEC on September 12, 2025)

10.15
Form of Placement Agent Warrant (September 2025 public offering) (incorporated by reference to Exhibit 4.4 to Silexion Therapeutics Corp’s Current Report on Form 8‑K filed with the SEC on September 12, 2025)

10.16
At‑The‑Market Offering Agreement, dated September 26, 2025, by and between Silexion Therapeutics Corp and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to Silexion Therapeutics Corp’s Current Report on Form 8‑K filed with the SEC on September 26, 2025)

19.1
Insider Trading Policy of Silexion Therapeutics Corp (incorporated by reference to Exhibit 19.1 to Silexion Therapeutics Corp’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 18, 2025)

21.1*	List of Subsidiaries
23.1*	Consent of Kesselman & Kesselman, a member firm of PricewaterhouseCoopers International Limited, independent registered public accounting firm of Silexion Therapeutics Corp
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

97.1
Silexion Therapeutics Corp Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to Silexion Therapeutics Corp’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 18, 2025)

101.INS*Inline XBRL Instance Document.
101.SCH*Inline XBRL Taxonomy Extension Schema Document.
101.CAL*Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*Inline XBRL Taxonomy Extension Presentation Linkbase Document.
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

Silexion Therapeutics Corp

By:	/s/ Ilan Hadar
Name:	Ilan Hadar
Title:	Chairman of the Board and Chief Executive Officer
Date:	March 17, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ilan Hadar	Chairman of the Board and Chief Executive Officer	March 17, 2026
Ilan Hadar	(Principal Executive Officer)

/s/ Mirit Horenshtein Hadar	Chief Financial Officer	March 17, 2026
Mirit Horenshtein Hadar	(Principal Financial and Accounting Officer)

/s/ Ruth Alon	Director	March 17, 2026
Ruth Alon

/s/ Dror Abramov	Director	March 17, 2026
Dror Abramov

/s/ Ilan Levin	Director	March 17, 2026
Ilan Levin

/s/ Avner Lushi	Director	March 17, 2026
Avner Lushi

/s/ Shlomo Noy	Director	March 17, 2026
Shlomo Noy

/s/ Amnon Peled	Director	March 17, 2026
Amnon Peled

SILEXION THERAPEUTICS CORP
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2025

SILEXION THERAPEUTICS CORP
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the board of directors and shareholders of
SILEXION THERAPEUTICS CORP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Silexion Therapeutics Corp and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in redeemable convertible preferred shares and shareholders' equity (capital deficiency) and cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1g to the consolidated financial statements, the Company has suffered recurring losses from operations and has cash outflows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1g. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/Kesselman & Kesselman
Certified Public Accountants (lsr.)
A member firm of PricewaterhouseCoopers International Limited

Tel-Aviv, Israel
March 17, 2026 We have served as the Company's auditor since 2023.

SILEXION THERAPEUTICS CORP
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

	December 31
	2025	2024
Assets
CURRENT ASSETS:
Cash and cash equivalents	$5,991	$1,187
Restricted cash	27	35
Prepaid expenses	570	966
Other current assets	49	62
TOTAL CURRENT ASSETS	6,637	2,250

NON-CURRENT ASSETS:
Restricted cash	57	48
Long-term deposit and other non-current assets	84	5
Property and equipment, net	25	30
Operating lease right-of-use asset	412	530
TOTAL NON-CURRENT ASSETS	578	613
TOTAL ASSETS	$7,215	$2,863

The accompanying notes are an integral part of these consolidated financial statements.

SILEXION THERAPEUTICS CORP
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

	December 31
	2025	2024
Liabilities and shareholders’ equity (capital deficiency)
CURRENT LIABILITIES:
Trade payables	$787	$929
Current maturities of operating lease liability	182	158
Employee related obligations	879	642
Other accounts payable	910	788
Private warrants to purchase ordinary shares (including $* and $1 due to related party, as of December 31, 2025 and December 31, 2024, respectively)	*	2
Underwriters Promissory Note	-	1,004
TOTAL CURRENT LIABILITIES	2,758	3,523

NON-CURRENT LIABILITIES:
Long-term operating lease liability	286	368
Related Party Promissory Note	1,568	2,961
TOTAL NON-CURRENT LIABILITIES	$1,854	$3,329
TOTAL LIABILITIES	$4,612	$6,852

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)
SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY): Ordinary shares ($0.0135 par value per share, 9,000,000 and 1,481,482 shares authorized as of December 31, 2025 and December 31, 2024, respectively; 3,126,651 and 123,290** shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	42	2
Additional paid-in capital	57,727	39,263
Accumulated deficit	(55,166)	(43,254)
TOTAL SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)	$2,603	$(3,989)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)	$7,215	$2,863

All share amounts have been retroactively adjusted to reflect a 1-for-15 reverse share split as discussed in Note 1(e)
* Represents an amount less than $1
** Net of 28 treasury shares held by the Company as of December 31, 2024

The accompanying notes are an integral part of these consolidated financial statements.

SILEXION THERAPEUTICS CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share data)

	Year ended December 31
	2025	2024
OPERATING EXPENSES:
Research and development (including $0 and $1,796 from related party, for the year ended December 31, 2025 and December 31, 2024, respectively)	$7,140	$5,815
General and administrative (including $134 and $2,972 from related party, for the years ended December 31, 2025 and December 31, 2024, respectively)	4,492	6,756
TOTAL OPERATING EXPENSES	11,632	12,571
OPERATING LOSS	11,632	12,571
Financial expenses (income), net (including $232 and $(1,249) from related party, for the years ended December 31, 2025 and December 31, 2024, respectively)	277	3,938
LOSS BEFORE INCOME TAX	$11,909	$16,509
INCOME TAX	3	10
NET LOSS FOR THE YEAR	$11,912	$16,519

Attributable to:
Equity holders of the Company	11,912	16,443
Non-controlling interests	-	76
	$11,912	$16,519

LOSS PER ORDINARY SHARE, BASIC AND DILUTED*	$8.96	$394.94

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE*:	1,329,515	41,635

* All share amounts have been retroactively adjusted to reflect a 1-for-15 reverse share splits as discussed in Note 1(e)

The accompanying notes are an integral part of these consolidated financial statements.

SILEXION THERAPEUTICS CORP
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
(U.S. dollars in thousands, except per share data)

	Redeemable Convertible Preferred Shares***											Ordinary shares***			Additional paid-in Capital	Accumulated deficit	Total shareholders' equity (capital deficiency)	Total redeemable convertible preferred shares and contingently redeemable non-controlling interests and shareholders' equity (capital deficiency)
	Series A preferred shares		Series A-1 preferred shares		Series A-2 preferred shares		Series A-3 preferred shares		Series A-4 preferred shares		Contingently redeemable non-controlling interests
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares		Amount
BALANCE AT JANUARY 1, 2024	2,875	$7,307	676	$2,392	337	$2,264	470	$2,683	161	$411	$3,420	6,516		*	$11,335	$(26,811)	$(15,476)	$3,001
CHANGES DURING 2024:
Exercise of pre-funded options												919	**	*	*		*	*
Share-based compensation												5,242		*	5,862		5,862	5,862
Issuance of convertible preferred shares upon net exercise of warrants			10	-					62	$334		-		-	-		-	334
Net loss											(76)					(16,443)	(16,443)	(16,519)
Conversion of convertible preferred shares and noncontrolling interests upon the effectiveness of the SPAC Merger (see Note 1(d))	(2,875)	$(7,307)	(686)	$(2,392)	(337)	$(2,264)	(470)	$(2,683)	(223)	$(745)	$(3,344)	31,873		1	18,734		18,735	-
Issuance of ordinary shares upon Transactions (see Note 1(d))												27,825		*			*	*
Issuance of ordinary shares for ELOC holders, see Note 3(d)												50,915		1	3,332		3,333	3,333
BALANCE AT DECEMBER 31, 2024	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	123,290	****	$2	$39,263	$(43,254)	$(3,989)	$(3,989)
CHANGES DURING 2025:
Exercise of pre-funded options												9		*	*		*	*
Issuance of ordinary shares and warrants upon January 2025 and September 2025 public offerings, net of issuance costs and exercise of pre-funded warrants to ordinary shares (see Note 8(a))												1,746,914		23	9,427		9,450	9,450
Exercise of warrants, January 2025 and September 2025 (see Note 8(a))												487,683		7	2,637		2,644	2,644
Issuance of ordinary shares and warrants upon warrants inducement transactions, January 2025 and August 2025, net of issuance costs (see Note 8(b))												300,208		4	4,292		4,296	4,296
Share-based compensation												28		*	134		134	134
Conversion of Underwriters Promissory Note (see Note 3(a))												18,519		*	356		356	356
Conversion of Sponsor Promissory Note (see Note 3(b))												450,000		6	1,618		1,624	1,624
Net loss																(11,912)	(11,912)	(11,912)
BALANCE AT DECEMBER 31, 2025	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	-,-	3,126,651		$42	$57,727	$(55,166)	$2,603	$2,603

* Represents an amount less than $1
** Represents exercises of fully vested pre-funded options for the Company’s ordinary shares at an exercise price of $0.339 or 0.339 NIS per share
*** All share amounts have been adjusted (in the case of prior periods, retroactively) to reflect the 1-for-9 and 1-for-15 reverse share splits effected in November 2024 and July 2025, respectively, as discussed in Note 1(e)
**** Net of 28 treasury shares held by the Company as of December 31, 2024

The accompanying notes are an integral part of these consolidated financial statements.

SILEXION THERAPEUTICS CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands, except share data)

	Year ended December 31
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,912)	$(16,519)
Adjustments required to reconcile loss to net cash used in operating activities:
Depreciation	14	25
Share-based compensation expenses	134	5,862
Non-cash loss upon entering Transactions	-	4,783
Other non-cash financial expenses (income)	344	(1,051)
Loss (gain) on disposal of property and equipment	-	16
Loss from lease termination	-	68

Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	396	(631)
Decrease (increase) in other current assets	13	(38)
Increase (decrease) in trade payable	(142)	610
Net change in operating lease	(5)	(57)
Increase in employee related obligations	237	435
Increase (decrease) in other accounts payable	102	(1,899)
Net cash used in operating activities	(10,819)	(8,396)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in long-term deposits	(5)	-
Purchase of property and equipment	(9)	(22)
Net cash used in investing activities	(14)	(22)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares upon January 2025 and September 2025 public offerings	11,000	-
Issuance costs related to public offerings	(1,530)	-
Proceeds from exercise of warrants	2,644	-
Proceeds from issuance of ordinary shares upon January 2025 and August 2025 warrants inducement transactions	5,036	-
Issuance costs related to warrants inducement transactions	(740)	-
Payment of Underwriters Promissory Note	(696)	(250)
Prepaid of issuance cost related to At the Market Offering	(74)	-
Proceeds from exercise of pre-funded options	*	*
Net proceeds from issuance of ordinary shares (ELOC)	-	3,054
Cash received from Transactions upon the effectiveness of the SPAC Merger	-	2,300
Net cash provided by financing activities	15,640	5,104

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	4,807	(3,314)
EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(2)	(61)
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	1,270	4,645
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$6,075	$1,270

* Represents an amount less than $1
The accompanying notes are an integral part of these consolidated financial statements.

SILEXION THERAPEUTICS CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands, except share data)

	Year ended December 31
	2025	2024
Appendix A –
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH REPORTED IN THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	5,991	1,187
Restricted cash	84	83
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH SHOWN IN STATEMENT OF CASH FLOWS	$6,075	$1,270

Appendix B - SUPPLEMENTARY INFORMATION:
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:

Derecognition of right-of-use asset recognized and lease liability as a result of operating lease termination	-	$(89)
Conversion of preferred shares to ordinary shares	-	$15,391
Conversion of warrants to preferred shares on a cashless basis	-	$334
Conversion of non-controlling interests to Silexion ordinary shares	-	$3,344
Conversion of Underwriters Promissory Note to ordinary shares	$356	-
Conversion of Related Party Promissory Note to ordinary shares	$1,624	-
Accrued and unpaid issuance expenses in respect of public offering	$20	-
Shares issued for ELOC financing liability	-	$312
Right-of-use asset recognized with a corresponding lease liability	-	$506

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$13	$27
Interest received	$155	$28

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 1  - GENERAL:

a.	Introduction:

Silexion Therapeutics Corp (“Silexion”, the “Company” or the “Combined Company”) is a clinical-stage biotechnology company developing, through its subsidiaries, RNA interference (RNAi) therapies for KRAS-driven cancers. Silexion’s approach targets a significant unmet medical need, as treatment innovation for KRAS-driven cancers has historically lagged despite KRAS being one of the most common oncogenic drivers across solid tumors. Silexion’s lead product candidate, SIL204, is a second-generation siRNA therapy, designed to silence mutant KRAS, using an integrated treatment approach that combines intratumoral and systemic administration. The Company was originally formed for the purpose of effecting the Transactions (as defined below). Following the closing of the Transactions on August 15, 2024 (the “Closing”), the Company became a publicly-traded holding company that has one primary active wholly-owned subsidiary — Silexion Therapeutics Ltd. (formerly known as Silenseed Ltd.) (“Silexion Israel”), an Israeli limited company, through which much of its operations are conducted, along with certain additional inactive subsidiaries, including Moringa Acquisition Corp (“Moringa” or the “SPAC”), a Cayman Islands exempted company.

On April 3, 2024, the Company entered into an Amended and Restated Business Combination Agreement (hereinafter, the “A&R BCA”) with the SPAC, Silexion Israel, August M.S. Ltd. an Israeli company and wholly-owned subsidiary of the Company (“Merger Sub 1”), and Moringa Acquisition Merger Sub Corp, a Cayman Islands exempted company and additional wholly-owned subsidiary of the Company (“Merger Sub 2”). Pursuant to the closing under the A&R BCA, which occurred on August 14, 2024, both Silexion Israel and the SPAC became wholly-owned subsidiaries of the Company, which became a publicly-held, Nasdaq-listed entity whose securities are traded under the ticker symbols “SLXN” and “SLXNW” (the A&R BCA and related transactions: the “Transactions”).

b.	Financial Information Presented:

From its formation on April 2, 2024 until the Closing of the Transactions on August 15, 2024, the Company had no operations and had been formed for the sole purpose of entering into the Transactions and serving as the publicly-traded company following the Transactions. Silexion Israel, on the other hand, as the accounting acquirer in the Transactions and the predecessor entity to the Company from an accounting perspective, had active operations during earlier periods of time, prior to the Transactions. Consequently, these financial statements reflect the financial information of Silexion Israel (as the predecessor entity to the Company) through August 15, 2024 and the financial information of Silexion (as the Combined Company following the Transactions) from August 16, 2024 forward.

c.	Subsidiaries:

The Company has three subsidiaries as of December 31, 2025:

1.
Silexion Israel. Silexion Israel was incorporated in Israel and began its operations on November 30, 2008. Since its incorporation, Silexion Israel has been engaged in one operating segment - the research and development of innovative treatments for pancreatic cancer based on siRNAs, aiming to stop the production of a specific pancreatic cancer-causing protein known as the KRAS mutation. Silexion Israel takes an integrated approach to treatments, combining intratumoral and systemic administration of its RNAi therapies. Silexion Israel’s long-lived assets are located in Israel.

2.
Silenseed (China) Ltd. On April 28, 2021, Silexion Israel (as the predecessor entity to the Company) signed an agreement with Guangzhou Sino-Israel Biotech Investment Fund (“GIBF”) to establish a new company in China. On June 15, 2021 a company was established in China, named Silenseed (China) Ltd. (hereinafter - the “Chinese Subsidiary”). As of December 31, 2025, following transfer of all interests in the Chinese Subsidiary to the Company as part of the Transactions, the Company owns (directly or indirectly) 100% of the shares of the Chinese Subsidiary. The Chinese Subsidiary has had no significant operations during the reporting periods.

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 1  - GENERAL (continued):

3.
Moringa. Prior to the Transactions (commencing on February 17, 2021), Moringa’s class A ordinary shares and warrants were listed for trading on the Nasdaq Capital Market (Nasdaq: MACA and MACAW). As part of the Transactions, Moringa merged with Merger Sub 2 and now serves as an inactive, wholly-owned subsidiary of the Company. Following the Transactions, Moringa is no longer listed for trading on the Nasdaq Capital Market.

4.	On February 9, 2026 the Company purchased a German shelf company, subsequently renamed Silexion Therapeutics GmbH (“Silexion Germany”), to conduct the Company’s clinical trials in Germany.

5.
The Company, the Chinese Subsidiary, Moringa and Silexion Israel (and, when describing any event following its having been acquired in February 2026, Silexion Germany as well) are together referred to hereinafter as the “Group”.

d.	Business Combination:

On August 15, 2024, the parties completed the Transactions pursuant to which Merger Sub 2 merged with and into the SPAC, with the SPAC continuing as the surviving company of such merger and a wholly-owned subsidiary of Silexion (the “SPAC Merger”), and Merger Sub 1 merged with and into Silexion Israel, with Silexion Israel continuing as the surviving company of such merger and a wholly-owned subsidiary of Silexion (the “Acquisition Merger”).

In connection with the Closing of the Transactions, the ordinary shares and warrants of Silexion were listed on the Nasdaq Global Market (currently, they are listed on the Nasdaq Capital Market) and began trading under the symbols “SLXN” and “SLXNW”, respectively.

For more information on instruments issued as part of the Transactions, see Note 3.

The Transactions were accounted for as a reverse recapitalization in accordance with US GAAP. Under this method of accounting, Silexion Israel was treated as the accounting acquirer and the SPAC was treated as the “acquired” company for financial reporting purposes. Under the reverse recapitalization accounting method, the Transactions were deemed to be the equivalent of a capital transaction in which Silexion Israel issued shares for the net assets of the SPAC. The net assets of the SPAC were stated at fair value, with no goodwill or other intangible assets recorded. Operations prior to the Transactions are those of Silexion Israel.

In accordance with the applicable guidance to reverse recapitalization, the equity structure has been retroactively adjusted in all comparative periods up to the date of the Closing (the “Closing Date”), to reflect the number of Silexion’s ordinary shares, $0.0001 par value per share (before adjustment for two subsequent reverse share splits, which are described in Note 1(e)) issued to legacy Silexion Israel shareholders in connection with the reverse recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to legacy Silexion Israel shareholders prior to the reverse recapitalization have been retroactively restated as shares reflecting the exchange ratio established pursuant to the Transactions. In conjunction with the reverse recapitalization, Silexion Israel’s ordinary shares underwent a 1-for-3.9829 conversion (before adjustment for subsequent reverse share splits).

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 1  - GENERAL (continued):

e.	Reverse share splits:

On November 27, 2024 and July 28, 2025, the Company effected 1-for-9 and 1-for-15 reverse share splits of all of its issued and outstanding, and authorized but unissued, ordinary shares. The reverse share splits resulted in corresponding increases in the par value of the Company’s ordinary shares, from $0.0001 to $0.0009, and from $0.0009 to $0.0135, per share. No fractional shares were issued as a result of the reverse splits, as any fractional share totals to which shareholders would have been entitled were rounded up to the nearest whole number of shares. All references made to ordinary shares, preferred shares and per share amounts (for each of Silexion, Silexion Israel, and Moringa) in these consolidated financial statements, unless otherwise indicated, have been adjusted (for periods preceding either reverse share split, retroactively) to reflect those reverse share splits.

f.	Israeli war:

In October 2023, Israel was attacked by Hamas, a terrorist organization and entered a state of war. Since the commencement of these events, there have been additional active hostilities, including with Hezbollah in Lebanon, the Houthi movement which controls parts of Yemen, and with Iran. In response to ongoing Iranian aggression and support of proxy attacks against Israel, on June 12, 2025, Israel conducted a series of preemptive defensive air strikes in Iran targeting Iran’s nuclear program and military commanders. On June 24, 2025, a ceasefire with Iran was reached. On October 9, 2025, Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas. While that ceasefire has been mostly maintained, in late February 2026, Israel and the United States preemptively attacked Iran. As part of this conflict, Iran and Hezbollah have launched missile attacks throughout Israel. As a result, the Israeli government imposed restrictions on opening of non-essential places of business and announced recruitment of military reserves.

The Company’s employees and management personnel are located in Israel; however, other core activities, including research and development, clinical, and regulatory, are conducted outside of Israel. The Company considered the impact of the war and determined that (in part due to those core activities being conducted outside of Israel) there were no material adverse impacts on the consolidated financial statements, including related significant estimates made by management, for the period ended December 31, 2025. Further, as the Company’s R&D activity is conducted outside of Israel, the Company does not expect future adverse effects of the war on its core activities. On the other hand, travel restrictions imposed may impact the Company’s ability to raise funds to finance its activities in the near term.

At this stage, the Company is unable to estimate the impact of the developments on its future financial position, its results of operations, or its cash flows, if any. However, as this event is outside the Company’s control, factors such as the continued duration of the military conflict and its potential expansion into additional areas, as well as other developments, may impact the Company, its financial position, its ability to conduct financing activities, its results of operations, and its cash flows. The Company continues to monitor these developments in order to assess the potential effects of the military conflict on its activities.

g.	Going concern:

Since its inception, the Company (and, prior to the Transactions, its predecessor, Silexion Israel) has devoted substantially all its efforts to research and development, clinical trials, and capital raising activities. The Company is still in its development and clinical stage and has not yet generated revenues.

The Company (or, for those periods prior to the Transactions, its predecessor, Silexion Israel) has incurred losses of $11,912 and $16,519 for the years ended December 31, 2025 and December 31, 2024, respectively. During the year ended December 31, 2025, the Company had negative operating cash flows of $10,819. As of December 31, 2025, the Company had cash and cash equivalents of $5,991.

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

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 1  - GENERAL (continued):

Under these circumstances, in accordance with the requirements of Accounting Standards Codification (“ASC”) 205-40, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, as management believes its current funds will be sufficient to fund its operations for only several months from the date these financial statements are issued. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

a.	Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP").

b.	Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. As applicable to these financial statements, the most significant estimates and assumptions relate to fair value of financial instruments (see Note 12). These estimates and assumptions are based on current facts, future expectations, and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates.

c.	Functional currency

The Company's operations are currently conducted in Israel and some of the Company's expenses are currently paid in new Israeli shekels (“NIS”) and Euro; however, the markets for the Company's future products are located outside of Israel. Financing activities are conducted in U.S. dollars (“dollars” or "$"). The Company's management believes that the US dollar is the currency of the primary economic environment in which the Company operates. Thus, the functional and reporting currency of the Company is the dollar. The functional currency of Silexion Israel is the U.S. dollar, inter alia, in light of the composition of expenses and expected volume of intercompany transactions with the Company.

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

The Company considers as cash equivalents all short-term, highly liquid investments, which include money market funds, that are not restricted as to withdrawal or use, and short-term bank deposits with original maturities of three months or less from the date of purchase that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash.

Bank balances for which use by the Company is subject to third party contractual restrictions are included as part of cash unless the restrictions result in a bank balance no longer meeting the definition of cash. If the contractual restrictions to use the cash extend beyond 12 months after the end of the reporting period, the related amounts are classified as non-current in Balance sheets.

f.	Restricted cash

As of December 31, 2025 and 2024, the Company had pledged amounts of $57, respectively in favor of a bank as collateral for guarantees provided to secure its operating lease payments.

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

The amounts of severance payment expenses were $179 and $122 for the years ended December 31, 2025 and 2024, respectively.

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

When the Company issues freestanding instruments, the Company first analyzes the provisions of ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) in order to determine whether the instrument should be classified as a liability, with subsequent changes in fair value recognized in the statements of operations in each period. If the instrument was not within the scope of ASC 480, the Company further analyzes the provisions of ASC 815-40 in order to determine whether the instrument should be classified within equity or classified as an asset or liability, with subsequent changes in fair value recognized in the statements of operations in each period.

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

k.	Contracts over Ordinary Shares

Warrants to purchase ordinary shares are not within the scope of ASC 480, and as such the Company further analyzes the provisions of ASC 815-40 in order to determine whether the contract should be classified within equity or classified as a liability, with subsequent changes in fair value recognized in the statements of operations in each period.

Under ASC 815-40, contracts that are not indexed to the Company’s own stock are classified as liabilities recorded at fair value. As such, the Company classifies private warrants (see Note 3(e)) as liabilities and measures them at their fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the private warrants are exercised or expire, or upon reassessment of classification. Similarly, the Company classifies the ELOC Agreement entered into (see Note 3(d)) as a derivative instrument measured at fair value at each reporting period, as settlement provisions under this agreement are not indexed to the Company’s own stock. Other warrants convertible to ordinary shares are considered indexed to the Company’s own stock and meet the conditions for equity classification, and thus are presented within equity.

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

The effect of Induced exercises of equity-classified warrants that is directly attributable to a proposed or actual equity offering are accounted for as an equity issuance cost.

l.	Promissory Notes

Under the Fair Value Option Subsection of ASC Subtopic 825-10, the Company has an irrevocable option to designate certain financial liabilities at fair value on an instrument-by-instrument basis, with changes in fair value reported in the statement of operations. The Company designated the Promissory Notes issued as part of the Transactions under the fair value option. See Note 3(a) and 3(b). Fair value gains and losses include interest expenses.

m.	Share-based compensation

The Company’s employee and non-employee share-based payment awards are classified as equity awards. The Company accounts for these awards using the grant-date fair value method. The fair value of share-based payment transactions is recognized as an expense over the requisite service period using the straight-line method.

The Company elected to recognize compensation costs for awards conditioned only on continued service that have a graded vesting schedule using the straight-line method based on the multiple-option award approach. Forfeitures are recognized as they occur.

The Company accounts for its non-employees’ equity-classified share-based payment in a similar manner.

n.	Research and development expenses

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

Grants received from the Israeli Innovation Authority (“IIA”) for approved research and development projects are recognized at the time the Company is entitled to such grants, on the basis of the costs incurred, and are included as a deduction from research and development expenses. See Note 7. The Company did not receive any grants during 2025 or 2024.

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 2  - SIGNIFICANT ACCOUNTING POLICIES (continued):

o.	Leases

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

Payments under the Company’s lease arrangements are primarily fixed; however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease right-of-use assets and liabilities. The Company elected the practical expedient not to separate lease and non-lease components. The Company has made a policy election not to capitalize leases with a term of 12 months or less.

p.	Loss per share

The Company computes basic loss per share in accordance with ASC Topic 260, Earnings per Share, by dividing the net loss attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the year, and fully vested pre-funded options for the Company's ordinary shares at an exercise price of $0.339 or NIS 0.339 per share. The Company considers these shares to be exercised for little to no additional consideration.

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

Prior to the Transactions, the Company calculated loss per share using the two-class method required for participating securities. This method entails allocating income available to ordinary shareholders for the period between ordinary shares and participating securities based on their respective rights to receive dividends as if all income for the period had been distributed. The Company considered its redeemable convertible preferred shares to be participating securities, as the holders of the redeemable convertible preferred shares were entitled to dividends that would be distributed to the holders of ordinary shares on a pro-rata basis, assuming conversion of all redeemable convertible preferred shares into ordinary shares. However, these participating securities did not contractually require the holders to participate in the Company's losses. Consequently, net loss for the applicable periods presented was not allocated to the Company's participating securities.

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

r.	Concentration of credit risks

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, restricted cash and long-term deposits. The Company deposits cash and cash equivalents mostly with four low risk financial institutions. The Company has not experienced any material credit losses in these accounts and does not believe it is exposed to significant credit risk on these instruments.

s.	Impairment of long-lived assets

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
For the years ended December 31, 2025 and 2024, the Company did not recognize an impairment loss for its long-lived assets

t.	Comprehensive Loss

Comprehensive loss includes no items other than net loss.

u.	Loss Contingencies

Certain conditions may exist as of the date of the financial statements, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

Management applies the guidance in ASC 450-20-25 when assessing losses resulting from contingencies. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability is recorded as accrued expenses in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material are disclosed. As of December 31, 2025, and December 31, 2024, no contingent liabilities have been recognized.

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 2  - SIGNIFICANT ACCOUNTING POLICIES (continued):

v.	New accounting pronouncements:

The Company qualifies as an emerging growth company (“EGC”) as defined under the Jumpstart Our Business Startups Act (the “JOBS Act”). Using exemptions provided under the JOBS Act for EGCs, the Company has elected to defer compliance with new or revised Accounting Standards Updates (“ASUs”) until it is required to comply with such updates, which is generally consistent with the adoption dates of private companies.

Recently Adopted accounting pronouncements:

1)
In June 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-03 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring its fair value. The ASU also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The ASU also introduces new disclosure requirements for equity securities subject to contractual sales restrictions. The Company adopted the ASU on January 1, 2025 and it did not have a material impact on the Company’s consolidated financial statement.

Recently issued accounting standards not yet adopted:

1)
In November 2024, the FASB issued ASU No. 2024-03 Income Statement—Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). The ASU improves the disclosures about a public business entity’s expenses and provides more detailed information about the types of expenses in commonly presented expense captions. The amendments require that at each interim and annual reporting period an entity will, inter alia, disclose amounts of purchases of inventory, employee compensation, depreciation and amortization included in each relevant expense caption (such as cost of sales, SG&A and research and development). The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

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

3)
In September 2025, the FASB issued ASU 2025-07 “Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract”. The ASU excludes from the derivative accounting certain non-exchange-traded contracts with contracts with underlying that are based on operations or activities specific to one of the parties to the contract. The ASU is effective for annual periods beginning after December 15, 2026 and interim periods within those annual periods. Early adoption is permitted. The amendment can be applied either prospectively to new contracts entered into on or after the date of adoption or on a modified retrospective basis through cumulative effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. The Company is in the process of evaluating the effects of the ASU on its contracts.

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 2  - SIGNIFICANT ACCOUNTING POLICIES (continued):

4)
In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities, to amend the guidance in “Government Grants” (Topic 832). The update provides recognition, measurement, presentation, and disclosure requirements for government grants, including guidance for grants related to an asset and grants related to income. The guidance is effective for fiscal years beginning after December 15, 2029, including interim periods within those fiscal years. The Company is in the process of assessing the impact on its results of operations, financial position and disclosures, and in particular the impact on future IIA Support Grants (see Note 7).

5)
In December 2025, the FASB issued ASU 2025-11 to amend the guidance in “Interim Reporting” (Topic 270). The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years. The Company is in the process of assessing the impacts of the ASU on its interim financial statements.

NOTE 3 - FINANCIAL INSTRUMENTS ISSUED AND ASSUMED IN TRANSACTIONS

The following financial instruments were issued and became outstanding in connection with the Transactions:

a.
Underwriters Promissory Note

Prior to the Closing, Moringa reached agreement with EarlyBird Capital, Inc. (“EarlyBird”), which served as the underwriter for Moringa’s initial public offering (“IPO”), on the reduction, to $1,600, in the aggregate, of the fee payable to EarlyBird under the Marketing Agreement entered into by Moringa with EarlyBird at the time of Moringa’s IPO. At the Closing, Moringa paid $350 of cash to EarlyBird from its trust account and Silexion issued to EarlyBird a convertible promissory note, due December 31, 2025, in an amount of $1,250 to be paid by Silexion to EarlyBird in cash or, at the election of EarlyBird upon maturity, via conversion of outstanding amounts into ordinary shares of Silexion (the “Underwriters Promissory Note”).

The Underwriters Promissory Note bore interest at a rate of 6% per annum and was to mature on December 31, 2025. Silexion was required to make mandatory prepayments on the note in amounts equal to 10% of the gross proceeds received by Silexion from any equity financing consummated by it prior to the maturity date.

As of December 31, 2024, the Company repaid $250 of the principal amount of the Underwriters Promissory Note as required in connection with its equity financing activities under the ELOC Agreement; see Note 3(d).
During January 2025, the Company repaid $158 of the principal amount of the Underwriters Promissory Note.

On March 13, 2025, the Company entered into a letter agreement with EarlyBird, under which the remaining $880 of outstanding principal amount and accrued interest under the Underwriters Promissory Note was extinguished in exchange for a cash payment by the Company (including accrued interest) of $551 and the Company’s issuance to EarlyBird of 18,519 ordinary shares.

b.
Sponsor/Related Party Promissory Note

Effective as of the Closing, Silexion issued to the Sponsor in replacement in their entirety of all previously existing promissory notes issued by Moringa to the Sponsor from its IPO until the Closing, an amended and restated promissory note (the “Related Party Promissory Note”, and, together with the Underwriters Promissory Note, the “Promissory Notes”) in an amount of $3,433. This reflected the total amount owed by Moringa to the Sponsor through the Closing Date. The maturity date of the Related Party Promissory Note is the 30-month anniversary of the Closing Date (i.e., February 15, 2027). Amounts outstanding under the Related Party Promissory Note may be repaid (unless otherwise decided by Silexion) only by way of conversion into Silexion ordinary shares (“Note Shares”). Silexion and the Sponsor may also convert amounts outstanding under the Related Party Promissory Note at the price per share at which Silexion conducts an equity financing following the Closing, subject to a minimum conversion amount of $100, in an amount of Note Shares constituting up to thirty percent (30%) of the number of Silexion ordinary shares issued and sold by Silexion in such equity financing. The Sponsor may also elect to convert amounts of principal outstanding under the note into Silexion ordinary shares at any time following the 24-month anniversary of the Closing Date, subject to a minimum conversion of $10, at a price per share equal to the volume weighted average price of the Silexion ordinary shares on the principal market on which they are traded during the 20 consecutive trading days prior to the conversion date.

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 3 - FINANCIAL INSTRUMENTS ISSUED AND ASSUMED IN TRANSACTIONS (continued):

On September 15, 2025, as part of its public offering (see Note 8(a)), the Company converted $1,800 of the Related Party Promissory Note into 450,000 ordinary shares at a fair value of $1,624. The converted amount represented 30% of the funds raised by the Company in its September 2025 public offering, in accordance with the Company’s conversion right under the Related Party Promissory Note.

As of December 31, 2025, $1,633 of the Related Party Promissory Note’s principal amount remained outstanding.

c.
PIPE Financing

In connection with, and immediately prior to the Closing of the Transactions, Moringa raised $2,000 via a private investment in public entity financing (the “PIPE Financing”), whereby Moringa sold to Greenstar, LP, an affiliate of the Moringa Sponsor (the “PIPE Investor”), 1,482 newly issued Moringa ordinary shares at a price of $1,350.00 per share, pursuant to a subscription agreement, dated as of August 15, 2024, by and among Moringa, Silexion and the PIPE Investor (the “PIPE Agreement”). Those 1,482 shares were automatically converted upon the Closing of the Transactions into an equivalent number of Silexion ordinary shares (the “PIPE Shares”).

d.
ELOC Financing

In connection with the Closing, Silexion entered into an ordinary share purchase agreement, effective as of the Closing Date (the “ELOC Agreement”), for an equity line of credit (the “ELOC”) with White Lion Capital, LLC (the “ELOC Investor”), whereby Silexion was able to request to sell to the ELOC Investor, and the ELOC Investor was required to purchase, via private placement transactions, up to $15,000 of Silexion ordinary shares from time to time after the Closing, up until December 31, 2025.

During the year ended December 31, 2024, the Company sold 48,208 ordinary shares under the ELOC at an average price of $63.3 per share, net of fees of approximately $20. The net proceeds from those sales were $3,054. During the year ended December 31, 2025, the Company did not make any sales under the ELOC. For further information see Note 12(b).

e.
SPAC Warrants

On the Closing Date, Moringa, Silexion and Continental Stock Transfer & Trust Company (“CST”) entered into a certain Assignment, Assumption and Amendment Agreement (the “New Warrant Agreement”). The New Warrant Agreement amended Moringa’s Warrant Agreement, dated as of February 19, 2021, to provide for the assignment by Moringa of all its rights, title and interest in the warrants of Moringa to Silexion.

Upon Closing, Silexion assumed 42,592 warrants sold by Moringa in its IPO (“Public Warrants”) and 1,408 warrants sold by Moringa to the Sponsor and EarlyBird concurrently with its IPO (the “Private Warrants”, and together with the Public Warrants, the “Warrants”). Each such Warrant entitles the holder thereof to purchase one ordinary share of Silexion at a price of $1,552.5 per share, subject to adjustment. No fractional shares will be issued upon exercise of the Warrants. Each Warrant became exercisable 30 days after the Closing and will expire five years after the Closing Date, or earlier upon liquidation of the Company.

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 3 - FINANCIAL INSTRUMENTS ISSUED AND ASSUMED IN TRANSACTIONS (continued):

Once the Public Warrants became exercisable, the Company is permitted to redeem them in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last reported sale price of the Company’s ordinary shares equals or exceeds $2,430.00 per share (as adjusted) for any 20 trading days within any 30-trading day period, beginning on the 30th day after the Closing and ending on the third trading day prior to the date on which the Company sends a notice of redemption to the Public Warrant holders. Following the Closing through December 31, 2025, the Company’s ordinary shares have not yet traded at the requisite price so as to enable the Company to redeem any Public Warrants.

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

The Company recognized a net liability in respect of the Private Warrants, measured at fair value through profit or loss, from the Transactions (see also Note 2(k)). As such, transaction costs related to the Transactions were expensed as incurred. Public Warrants meet the criteria for equity classification and are recognized as equity.

NOTE 4  - PROPERTY AND EQUIPMENT, NET:

The composition of the Company’s property and equipment, grouped by major classifications, is as follows:

	December 31
	2025	2024
Cost:
Computers	$93	$87
Office furniture	15	12
	$108	$99
Accumulated depreciation:
Computers	80	67
Office furniture	3	2
	$83	$69
Property and equipment, net	$25	$30

Depreciation expenses were $14 and $25 in the years ended December 31, 2025 and 2024, respectively.

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 5  - LEASES:

a.
On August 15, 2024, Silexion Israel vacated its office spaces and facilities in Israel. On September 8, 2024, an early termination agreement for the operating lease was signed with the landlord, which included a termination penalty. As a result, Silexion Israel derecognized the right-of-use asset and the lease liability in its financial statements, recording a loss of $68 from the lease termination and an additional loss of $16 from the disposal of leasehold improvements.

b.
On September 26, 2024 Silexion Israel signed a new lease agreement for an office in Israel starting on November 1, 2024 and ending on October 31, 2026 (initial term of two years and extension options reasonably certain to be exercised ending October 31, 2028). Silexion Israel will pay quarterly fixed payments to the lessor (including payments for common area maintenance). Lease payments are indexed to the Israeli consumer price index (the “CPI”).

Silexion Israel provided the lessor with a bank guarantee as a rental security. The bank, in turn, placed a pledge over restricted cash of $57.

Operating lease costs for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024
Fixed payments and variable payments that depend on an index or rate:
Office and operational lease expenses	$170	$144
Variable lease cost (included in the operating lease costs)	$1	$8
Loss from lease termination	$-	$68
Total operating lease costs	$171	$220

Operating cash flows, for amounts included in the measurement of lease liabilities, are as follows:

	Year Ended December 31,
	2025	2024
Office and operational spaces lease expenses	$170	$130
Termination penalty	$-	$34
Total	$170	$164

Supplemental information related to operating leases is as follows:

	Year Ended December 31,
	2025	2024
Weighted average remaining lease term (years)	2.84	3.84
Weighted average discount rate	11.28%	11.28%

As of December 31, 2025, Silexion Israel has not entered into lease agreements that include options to extend them that are not included in the measurement of the lease liability.

The following table outlines maturities of Silexion Israel’s operating lease liabilities as of December 31, 2025:

Operating lease liabilities
2026	$191
2027	197
2028	150
Total undiscounted lease payments	$538
Less - imputed interest	$(70)
Present value of lease liabilities	$468

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 6  - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Balance sheets:

a.	Other accounts payable

	December 31
	2025	2024
Accrued expenses	$859	$741
Income tax	51	47
	$910	$788

Statement of operations:

b.	Research and development expenses:

	Year ended December 31,
	2025	2024
Payroll and related expenses	$1,801	$1,231
Share-based compensation expenses	-	2,424
Subcontractors and consultants	5,030	1,890
Rent and maintenance	200	205
Other	109	65
	$7,140	$5,815

c.	General and administrative expenses:

Payroll and related expenses	$1,527	$1,154
Share-based compensation expenses	134	3,438
Professional services	2,103	1,632
Depreciation	14	25
Rent and maintenance	177	89
Patent registration	59	43
Travel expenses	154	106
Other	324	269
	$4,492	$6,756

d.	Financial expense, net:

Change in fair value of financial liabilities measured at fair value (including ELOC)	$279	$(1,150)
Issuance costs - ELOC agreement	-	52
Loss upon entering Transactions	-	4,783
Interest income, net	(142)	(1)
Foreign currency exchange loss, net	127	247
Other	13	7
Total financial expense, net	$277	$3,938

NOTE 7  - COMMITMENTS AND CONTINGENT LIABILITIES:

From 2009 to 2020, Silexion Israel received several approvals from the IIA for participation in research and development activities performed by Silexion Israel (“Support Grants”) in a total amount of $5.8 million.

The Company is obligated to pay royalties to the IIA amounting to 3%-5% of the sales of the core products and other related revenues generated from such projects, up to 100% of the Support Grants received, linked to the U.S. dollar and bears a 12-month term SOFR interest rate. The obligation to pay these royalties is contingent upon actual sales of the products and, in the absence of such sales, no payment is required.

As of December 31, 2025, the total royalty amount that may be payable by the Company to the IIA was approximately $5.8 million ($6.7 million including interest).

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 8  - WARRANTS TO PURCHASE ORDINARY SHARES:

a.	January and September Public Offerings of Ordinary Shares, Pre-Funded Warrants, and Ordinary Warrants.

On January 15, 2025, and again on September 11, 2025, the Company offered and sold in, and on January 17, 2025 and September 12, 2025, the Company completed, public offerings (the “January Offering” and “September Offering”, respectively) of its securities. In the January Offering, the Company offered and sold 143,067 ordinary shares and 143,067 ordinary warrants to purchase up to 143,067 ordinary shares, at a purchase price of $20.25 per ordinary share and accompanying warrant, and 103,847 pre-funded warrants to purchase up to 103,847 ordinary shares (the “January Pre-Funded Warrants”) and 103,847 ordinary warrants to purchase up to 103,847 ordinary shares, at a purchase price of $20.25 per pre-funded warrant and accompanying ordinary warrant (all such ordinary warrants sold with the ordinary shares and January Pre-Funded Warrants, the “January Ordinary Warrants”). In the September Offering, the Company offered and sold 1,392,250 ordinary shares and 107,750 pre-funded warrants to purchase 107,750 ordinary shares (the “September Pre-Funded Warrants”), each of which ordinary share and pre-funded warrant was sold together with two ordinary warrants— one Series A ordinary warrant and one Series B ordinary warrant, or 1,500,000 Series A ordinary warrants and 1,500,000 Series B ordinary warrants in total (collectively, the “September Ordinary Warrants”). The purchase price was $4.00 per ordinary share and accompanying two September Ordinary Warrants, and $3.9999 per pre-funded warrant and accompanying two September Ordinary Warrants. The aggregate gross proceeds to the Company from the January Offering and September Offering were approximately $5,000 and $6,000, respectively, net of transaction costs of $745 and $805, respectively.

The January Pre-Funded Warrants were immediately exercisable at an exercise price of $0.0015 per ordinary share, and the September Pre-Funded Warrants were immediately exercisable at an exercise price of $0.0001 per ordinary share, and do not expire until exercised in full. The January Ordinary Warrants are exercisable at a price of $20.25 per ordinary share. and expire five years after issuance. The September Ordinary Warrants are exercisable at a price of $4 per ordinary share, with Series A ordinary warrants and Series B ordinary warrants expiring five years and one year, respectively, after issuance.

As of December 31, 2025, all 103,847 January Pre-Funded Warrants had been exercised for 103,847 ordinary shares, and a total of 42,683 January Ordinary Warrants had been exercised for 42,683 ordinary shares,  for total proceeds of $0.9 million.

As of December 31, 2025, all 107,750 September Pre-Funded Warrants had been exercised for 107,750 ordinary shares, and a total of 445,000 September Ordinary Warrants had been exercised for 445,000  ordinary shares,  for total proceeds of $1.78 million. These exercises of September Ordinary Warrants occurred subsequent to, and were not related to, the January Inducement Offer or July Inducement Offer transactions (which are described in b. below).

As compensation for the placement agent’s role in the January Offering and September Offering, the Company issued to it warrants to purchase up to 17,284, and 105,000, ordinary shares, respectively. Those placement agent warrants had exercise prices of $25.31 and $5 per ordinary share, respectively, were exercisable for five years from the date of the commencement of sales in the January Offering or September Offering (as applicable), and otherwise reflected substantially the same terms as the January Ordinary Warrants or September Ordinary Warrants (as applicable) sold in the January Offering or September Offering (as applicable).

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 8  - WARRANTS TO PURCHASE ORDINARY SHARES (continued):

b.	Induced Warrant Exercise Transactions

On January 29, 2025, the Company entered into an inducement offer letter agreement (the “January Inducement Offer”) with holders of 148,102 of the Company’s January Ordinary Warrants. Pursuant to the January Inducement Offer, on January 30, 2025, those holders exercised those warrants for cash and purchased 148,102 ordinary shares at a cash exercise price of $20.25 per share. As consideration for the holders’ agreement to exercise, the Company issued to them new ordinary warrants to purchase up to an aggregate of 148,102 ordinary shares at an exercise price of $22.50 per share (the “January New Ordinary Warrants”). The exercising holders also paid the Company an additional $1.88 per January New Ordinary Warrant issued to them. The Company received aggregate gross proceeds of approximately $3,276 from the exercise of the existing January Ordinary Warrants by the holders, net of placement agent fees and other offering expenses of $462.

Upon exercise for cash of any January New Ordinary Warrants, in certain circumstances, the placement agent will receive from the Company a cash fee of 8.0% of the aggregate gross exercise price. Pursuant to the January Inducement Offer transaction, the Company also issued to the placement agent warrants to purchase up to 10,368 ordinary shares, which have the same terms as the January New Ordinary Warrants issued in the transaction, except that the placement agent warrants have an exercise price equal to $27.66 per share. Upon exercise for cash of any January New Ordinary Warrants, in certain circumstances, the Company will issue to the placement agent warrants that are exercisable for 7.0% of the number of ordinary shares issuable upon the exercise of those January New Ordinary Warrants. As of December 31, 2025, the payment of cash fees and issuance of additional warrants to the placement agent upon exercise of January New Ordinary Warrants were not probable.

Both the January New Ordinary Warrants and the placement agent warrants were immediately exercisable from the date of their issuance until April 1, 2027.

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

As consideration for the holders’ agreement to exercise, the Company issued to them new ordinary warrants to purchase up to an aggregate of 304,212 ordinary shares at an exercise price of $11.32 per share (the “July Ordinary Warrants”). The July Ordinary Warrants are exercisable from August 19, 2025 until the 24-month anniversary of the effective date of the resale registration statement under which the Company registered the resale of the ordinary shares underlying those warrants and the placement agent warrants (as referenced below)—i.e., until September 4, 2027.

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

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 8  - WARRANTS TO PURCHASE ORDINARY SHARES (continued):

Summary of Outstanding warrants to purchase ordinary shares: Below is a summary of the Company's Outstanding warrants to purchase ordinary shares for the year ended December 31, 2025:

Warrant Type	Exercise Price	Expiration date	Number of Ordinary Shares Issuable Upon Warrant Exercise

Ordinary Private Warrants	$1,552.5	August 15, 2029	1,408
Ordinary Public Warrants	$1,552.5	August 15, 2029	42,592
January Ordinary Warrants	$20.25	January 17, 2030	33,661
January Placement Agent Warrants	$25.31	January 15, 2030	17,284
January Inducement Ordinary Warrants	$22.50	January 31, 2027	18,464
January Inducement Placement Agent Warrants	$27.66	January 31, 2027	10,368
July Inducement Ordinary Warrants	$11.32	August 12, 2027	304,212
July Inducement Placement Agent Warrants	$14.46	August 12, 2027	10,647
September Ordinary Warrants - Series A	$4.0	September 11, 2030	1,500,000
September Ordinary Warrants - Series B	$4.0	September 11, 2026	1,055,000
September Placement Agent Warrants	$5.0	September 11, 2030	105,000
			3,098,636

NOTE 9 - SHAREHOLDERS’ EQUITY:

a.	Issuances of shares:

1)	See Note 1(d) for a description of the issuance of ordinary shares pursuant to the Transactions.

2)	See Note 3(d) for a description of the issuances of ordinary pursuant to the ELOC Financing.

3)	See Note 8 for descriptions of share issuances pursuant to the January Offering, September Offering, January Inducement Offer and July Inducement Offer.

b.
Shareholders’ rights:

The ordinary shares of Silexion confer upon their holders the right to participate and vote in general meetings of Silexion and to share in the distribution of dividends, if any, declared by Silexion.

c.
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

The sales agent will be entitled to cash compensation equal to 3.0% of the gross sales price of ordinary shares sold under the Sales Agreement. As of December 31, 2025, no ordinary shares had been sold under the Sales Agreement.

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

Silexion Israel is taxed according to the regular corporate income tax rate in Israel.  The corporate tax rate was 23% in 2025 and 2024.

c.	Income taxes of Chinese Subsidiary

The Chinese Subsidiary is taxed under the tax laws of China and the corporate tax rate is  25%.

d.	Tax loss carryforwards

As of December 31, 2025, the expected tax loss carryforwards of Silexion Israel were approximately $35,264, which may be carried forward and offset against taxable income in the future for an indefinite period. The Company has recognized a valuation allowance for the full amount in respect of these tax loss carryforwards since their utilization is not expected in the foreseeable future.

The tax loss carryforwards generated in the Cayman Islands have no value, as the Cayman Islands do not impose an income tax on corporations.

Local and foreign components of loss from continuing operations, before income taxes, consisted of the results of Silexion Israel as the local entity, and the results of  Silexion, Moringa, and the Chinese Subsidiary as foreign entities.

	Year ended December 31
	2025	2024
Domestic – Israel	$9,345	$12,156
Foreign
Cayman Islands	2,569	4,161
Chinese Subsidiary	(5)	192
Total	$11,909	$16,509

e.	Uncertainty in income tax

As of December 31, 2025 and 2024, the Company’s uncertain tax positions were immaterial.

f.	Tax rate reconciliation

The Group consists of a Cayman Islands parent holding company with various international subsidiaries (see Note 1(c)). The applicable statutory rate in the Cayman Islands is 0% for the Company for the year ended December 31, 2025. For purposes of the reconciliation between the provision for income taxes at the statutory rate and the effective tax rate, an Israeli statutory tax rate of 23% was applied for the years ended December 31, 2025, and December 31, 2024, which is the rate that is applicable to substantially all of the Group’s operations.

Income tax expense attributable to income from continuing operations was $3 and $10 for the years ended December 31, 2025 and 2024, respectively.

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 10  - INCOME TAXES (continued):

The reconciliation of the theoretical tax benefit (expense) under the Israeli statutory tax rate to the Company's effective tax benefit (expense) is as follows for the years ended December 31, 2025 and 2024, respectively:

	Year ended December 31
	2025	2024
Loss before income taxes	$(11,909)	$(16,509)
Statutory tax rate	23%	23%
Computed “expected” tax income	(2,739)	(3,797)
Exchange rate differences	(822)	(21)
Non-deductible share-based compensation	-	1,373
Non-deductible financial instruments valuation	-	32
Effect of other non-deductible differences	21	78
Change in valuation allowance	2,952	1,392
Subsidiaries tax rate differences	591	953
Reported taxes on income	$3	$10

g.	Deferred tax

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31
	2025	2024
Deferred tax assets
Operating loss carryforwards	$8,111	$5,800
Research and development	1,457	902
Accrued expenses	133	104
Bonus accrual	82	52
Lease liability	108	121
Other	55	42
Total deferred tax assets	$9,946	$7,021

Deferred tax liabilities
Right of use asset	(95)	(122)
Total deferred tax liabilities	$(95)	$(122)

Valuation allowance	$(9,851)	$(6,899)
Deferred tax assets, net of valuation allowance	$-	$-

h.	Roll forward of valuation allowance:

The following table presents a reconciliation of the beginning and ending valuation allowance:

Balance as of December 31, 2023	$(5,507)
Additions	(1,392)
Balance as of December 31, 2024	$(6,899)
Additions	(2,952)
Balance as of December 31, 2025	$(9,851)

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 10  - INCOME TAXES (continued):

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on these factors, the Company recorded a full valuation allowance as of December 31, 2025 and 2024.

i.	Income tax assessments

Silexion Israel has tax assessments that are considered to be final through tax year 2019.

The Chinese Subsidiary does not have final tax assessments.

NOTE 11  - SHARE-BASED COMPENSATION:

a.	Company Equity Incentive Plans

On July 14, 2025, the Company’s shareholders approved an increase in the number of ordinary shares authorized for issuance under the Company’s 2024 Equity Incentive Plan (the “2024 Plan”) by 84,791 ordinary shares, increasing the total number of ordinary shares reserved for issuance under the 2024 Plan to 95,219 ordinary shares.

Under Silexion Israel’s 2013 Share Option Plan and 2023 Equity Incentive Plan (collectively, the “Silexion Israel Plans,” and, together with the 2024 Plan, the “Plans”), options to purchase ordinary shares of Silexion Israel were granted to certain entities and individuals. Each option granted under the Silexion Israel Plans is now exercisable for ordinary shares of the Company, until 10 years from the date of grant, or earlier upon cessation of employment or engagement of the grantee and certain other occurrences.

Following the adoption of the 2024 Plan in connection with the Closing of the Transactions, future grants to Company employees and directors will only be made under the 2024 Plan, although outstanding grants under the Silexion Israel Plans will continue to be governed by the terms of those plans. Grants to employees and directors are made in accordance with the Plans and are carried out within the provisions of Section 102 of the Israel Income Tax Ordinance, under the capital gains track described in subsection (b)(2) of Section 102. In accordance with such track selected by the Company and the provisions associated with it, the Company is not entitled to claim a tax deduction for the benefits derived by grantees under the Plans.

Awards outstanding under the Silexion Israel Plans prior to the Transactions accelerated immediately upon Closing, such that the Silexion options into which Silexion Israel options were converted were fully vested.

The Group's expenses related to equity grants amounted to totals of $134 and $5,862 in 2025 and 2024, respectively.

As of December 31, 2025, 86,573 Silexion ordinary shares remain available for grant under the 2024 Plan

b.	RSU’s granted to employees:

On February 9, 2025, Silexion’s board of directors approved the grant of 3,968 RSUs, each of which may be settled for one underlying ordinary share, to Silexion’s directors (as part of the same grant pursuant to which options were granted to the directors, as described below in “c. Options granted to employees”). The aggregate grant date fair value of the RSUs was approximately $75, based on a closing share price of $18.90 on the grant date.

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 11  - SHARE-BASED COMPENSATION (continued):

On July 4, 2024, Silexion Israel’s board of directors approved granting 5,242 fully vested RSUs to Silexion Israel’s employees and directors, for which Silexion Israel recognized an expense amounting to $5,578 in total.

	Number of RSU’s	Weighted- average remaining contractual term (in years)
Outstanding at December 31, 2024	-	-
Changes during the year:
Granted	3,968	9.12
Vested	-	-
Forfeited	-	-
Outstanding at December 31, 2025	3,968	9.12

The fair value for the RSUs granted in 2024, before the Company’s shares were exchange-traded,  was based on the following assumptions:

Expected volatility	74.82%
Assumptions regarding the price of the underlying shares:
Probability of an IPO scenario (including de-SPAC transaction)	67%
Expected time to IPO (including de-SPAC transaction) (years)	0.137
Probability of other liquidation events	33%
Expected time to liquidation (years)	2.25
Expected return on Equity	22%

The fair value of equity compensation granted during 2024 (all of which was attributable to the foregoing RSU grant) was $5,578.

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 11  - SHARE-BASED COMPENSATION (continued):

c.	Options granted to employees

On February 9, 2025, Silexion’s board of directors approved granting 4,678 options (each exercisable for one underlying ordinary share) to Silexion’s directors (as part of the same grant pursuant to which RSUs were granted to the directors, as described above in “b. RSUs granted to employees”) the aggregate grant-date fair value of the options was approximately $75, as determined using the Black-Scholes valuation model, which resulted in a fair value of $16.03 per option.

Below is a summary of the Company's (or for periods prior to the Closing of the Transactions, Silexion Israel’s) options activity and related information with respect to options granted to employees for the years ended December 31, 2025:

	Number of options	Weighted-average exercise price (in U.S. dollars)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in U.S. dollars)

Outstanding at December 31, 2024	1,608	897.47	7.19	-
Granted	4,678	18.9	9.12	-
Exercised	(9)	0.11	-	20.65
Forfeited	-	-	-	-
Expired	(20)	907.57	-	-
Outstanding at December 31, 2025	6,257	241.52	8.39	-

Exercisable at December 31, 2025	1,579	902.46	6.24	-

Vested and expected to vest at December 31, 2025	6,257	241.52	8.39	-

d.	Share-based compensation expense:

The share-based compensation expense by line item in the accompanying consolidated statements of operations is summarized as follows:

	Year ended December 31
	2025	2024
Research and development	$-	$2,424
General and administrative	$134	3,438
	$134	$5,862

NOTE 12  - FAIR VALUE MEASUREMENTS:

a.
Financial instruments measured at fair value on a recurring basis

The Company’s assets and liabilities that are measured at fair value as of December 31, 2025 and December 31, 2024 are classified in the tables below in one of the three categories described in “Note 2 (Significant Accounting Policies)– (i) Fair value measurement” above:

	December 31, 2025
	Level 3		Total
Financial Liabilities
Private Warrants to ordinary shares	$	*	$	*
Promissory Notes		$1,568		$1,568

	December 31, 2024
	Level 3	Total
Financial Liabilities
Private Warrants to ordinary shares	$2	$2
Promissory Notes	$3,965	$3,965

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 12  - FAIR VALUE MEASUREMENTS (continued):

The following is a roll-forward of the fair value of liabilities classified under Level 3:

	2025
	Promissory Notes	Private Warrants to purchase ordinary shares
Fair value at the beginning of the year	$3,965		$2
Change in fair value	292		(2)
Repayments	(709)		-
Conversion to equity	(1,980)		-
Fair value at the end of the year	$1,568	$	*

* Represents an amount less than $1

	2024
	Promissory Notes	Warrants to purchase preferred shares		Private Warrants to purchase ordinary shares
Fair value at the beginning of the year	$-		$200	$-
Issuance	4,622		-	1,130
Change in fair value	(407)		134	(1,128)
Repayments	(250)		-	-
Conversion to equity	-		(334)	-
Fair value at the end of the year	$3,965	$	-,-	$2

b.
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

c.
Promissory Notes

In measuring the fair value of the Company’s Promissory Notes in 2025 and 2024, discount rates of 11.85%-13.83% were used, based on a B- rated US dollar zero-coupon discount curve, plus a credit spread of 6.67% - 7.56%. The expected timing of conversion or repayment of the notes was determined using the Company’s forecasts.

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 12  - FAIR VALUE MEASUREMENTS (continued):

d.
Warrants to purchase ordinary shares

A Black-Scholes-Merton model with Level 3 inputs was used to calculate the Company’s warrants’ fair value. Inherent in a Black-Scholes-Merton model are assumptions related to expected life (term), expected share price, volatility, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of selected peer companies’ ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero.

The following table provides quantitative information regarding Level 3 fair value measurement inputs of the warrants:

	December 31,
	2025	2024
Volatility	100.41%	77.69%
Term (years)	3.62	4.62
Dividend yield	0%	0%

e.
Financial instruments not measured at fair value

The carrying amounts of cash and cash equivalents, restricted cash, prepaid expenses, and other assets, trade payables and other accounts payable approximate their fair value due to the short-term maturity of such instruments.

NOTE 13  - NET LOSS PER SHARE:

The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders for the periods presented (USD in thousands, except per share data):

	Year ended December 31
	2025	2024
Numerator:
Net loss for the year	$11,912	$16,519
Net loss attributable to ordinary shareholders:
Basic and diluted	$11,912	$16,443
Denominator:
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	1,329,515	41,635

Net loss per share attributable to ordinary shareholders, basic and diluted	$8.96	$394.94

Basic loss per share is computed on the basis of the net loss for the period divided by the weighted average number of ordinary shares outstanding during the period, and fully vested pre-funded warrants or options to purchase the Company’s (or Silexion Israel’s, as applicable) ordinary shares at an exercise price of $0.339  or NIS 0.339  per share, respectively, as the Company (or Silexion Israel, as applicable) considers these shares to be exercised for little to no additional consideration.

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 13  - NET LOSS PER SHARE (continued):

As of December 31, 2025 and 2024, the basic loss per share calculation included a weighted average number of 9 and 139, respectively, fully vested pre-funded warrants or options.

The following instruments were not included in the computation of diluted earnings per share because of their anti-dilutive effect:

For the period ended on December 31, 2025:

-	Share-based compensation (see Note 11);

-	Private Warrants to purchase ordinary shares (the “Private Warrants”) that had been issued to former Moringa private warrant holders pursuant to the Transactions (see Notes 3(e) and 8));

-	Underwriters Promissory Note and Related Party Promissory Note (see Note 3(a)-(b));

For the period ended on December 31, 2024:

-	Redeemable convertible preferred shares;

-	Warrants to purchase redeemable convertible preferred shares;

-	Share-based compensation (see Note 11);

-	Private Warrants to purchase ordinary shares (see Notes 3(e) and 8));

-	Underwriters Promissory Note and Related Party Promissory Note (see Note 3(a)-(b));

-	ELOC financing (see Note 3(d));

As such, diluted net loss per share is the same as basic net loss per share.

NOTE 14  - TRANSACTIONS AND BALANCES WITH RELATED PARTIES:

Transactions with related parties— shareholders, executive officers and directors of the Company (including Silexion Israel)—are quantified below:

a.	Transactions:

	Year ended December 31
	2025	2024
Share-based compensation included in research and development expenses	$-	$1,796
Share-based compensation included in general and administrative expenses	$134	$2,972
Financial expenses (income)	$232	$(1,249)

b.	Balances:

	December 31
	2025	2024
Non-Current liabilities
Private warrants to purchase ordinary shares	*	$1
Sponsor Promissory Note	$1,568	$2,961
	$1,568	$2,962

SILEXION THERAPEUTICS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 15  - SEGMENT INFORMATION

The Company operates as a single operating segment in the research and development of innovative treatments for pancreatic cancer based on siRNA. The Company’s CODM is its Chief Executive Officer (CEO). The CODM reviews the Company’s performance on a consolidated basis. As such, the segment’s loss is the Company’s consolidated net loss and the segment’s assets are the Company’s consolidated assets.

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

a.
Segment disclosures

The CODM reviews the Company’s results on a consolidated basis. As such, information on segment loss and significant expenses is similar to the Company’s consolidated statements of operations. The CODM is also regularly provided with information on significant ordinary-course expenses, including the expenses listed in the below table. The Company’s management does not segregate its business for internal reporting.

	Year ended December 31
	2025	2024
Clinical trials and other services from R&D-related service providers	$5,030	$1,893
R&D payroll and related expenses, other than share-based compensation	1,801	1,231
R&D share-based compensation expenses	-	2,424
G&A payroll and related expenses, other than share-based compensation	1,527	1,154
G&A share-based compensation expenses	134	3,438
Professional services	2,103	1,632
Depreciation expenses	14	25
Other segment expenses (*)	1,023	774
Operating loss	11,632	12,571
Interest income	(155)	(28)
Interest expense	13	27
Other financing expense, net	419	3,939
Income taxes	3	10
Net loss	$11,912	$16,519

Segment assets	$7,215	$2,863
Expenditures for segment assets	$(9)	$(22)
Segment liabilities	$4,612	$6,852

(*) Other segment expenses include mainly general and administrative-related expenses, such as rent and maintenance expenses, travel and HR expenses.

b.	Entity-Wide disclosures

All of the Company’s long-lived assets are located in Israel.