Form 10-Q
period 2026-03-31
Silexion Therapeutics Corp
filed 2026-05-15
CIK 2022416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐ No ☒

As of May 14, 2026, 4,189,954 ordinary shares, par value $0.0135 per share, of the registrant were issued and outstanding.

SILEXION THERAPEUTICS CORP

QUARTERLY REPORT ON FORM 10-Q

i

CERTAIN TERMS

Unless otherwise stated in this quarterly report on Form 10-Q (this “quarterly report” or “Form 10-Q”), references to:

●

“we”, “us”, “our”, “the company”, “the Company”, “our company”, “the combined company”, “Silexion”, or the “registrant” are to Silexion Therapeutics Corp (formerly known as Biomotion Sciences), a Cayman Islands exempted company, which is filing this quarterly report;

●

“A&R Sponsor Promissory Note” are to the convertible promissory note in an original principal amount of $3,433,000 that our company issued to the Moringa sponsor at the Closing, in amendment and restatement of all promissory notes previously issued by Moringa to the sponsor for funds borrowed by Moringa from the sponsor between the initial public offering and the Closing of the Business Combination, under which $1,229,000 remains outstanding currently;

●

“ATM Agreement” are to our At The Market Offering Agreement, dated September 26, 2025, with H.C. Wainwright, as sales agent or principal, providing for the sale from time to time of up to $13,170,000 of our ordinary shares;

●	“Business Combination” are to the business combination transactions completed pursuant to the Business Combination Agreement, whereby, among other things: (i) Merger Sub 2 merged with and into Moringa, with Moringa continuing as the surviving company and a wholly-owned subsidiary of Silexion; (ii) Merger Sub 1 merged with and into Silexion Israel, with Silexion Israel continuing as the surviving company and a wholly-owned subsidiary of Silexion; (iii) the security holders of each of Moringa and Silexion Israel exchanged their securities for securities of Silexion at alternate, set exchange rates; (iv) the ordinary shares, warrants and units of Moringa were delisted from the Nasdaq Capital Market and deregistered under the Exchange Act; and (v) the ordinary shares and warrants of Silexion issued in the Business Combination commenced trading on the Nasdaq Global Market;

●	“Business Combination Agreement” are to the Amended and Restated Business Combination Agreement, dated April 3, 2024, by and among Moringa, Silexion, August M.S. Ltd. (an Israeli company and a wholly owned subsidiary of Silexion) (“Merger Sub 1”), Moringa Acquisition Merger Sub Corp (a Cayman Islands exempted company and a wholly owned subsidiary of Silexion) (“Merger Sub 2”) and Silexion Israel;

●	“Closing” are to the closing of the Business Combination, which occurred on August 15, 2024;

●	“EarlyBirdCapital” “EarlyBird” or “EBC” are to EarlyBirdCapital, Inc., the representative of the underwriters of Moringa’s initial public offering;
●	“Exchange Act” are to the U.S. Securities Exchange Act of 1934, as amended;

●	“H.C. Wainwright” are to H.C. Wainwright & Co., LLC;
●	“initial public offering” or “IPO” are to Moringa’s initial public offering of its Class A ordinary shares and warrants, which was consummated in two closings, on February 19, 2021 and March 3, 2021;
●	“Marketing Agreement” are to the Business Combination Marketing Agreement, dated February 16, 2021, entered into by Moringa with EarlyBird in connection with Moringa’s initial public offering;

●	“Moringa” are to Moringa Acquisition Corp, a Cayman Islands exempted company, which was formerly a special purpose acquisition company, and, after the Business Combination, is an inactive, wholly-owned subsidiary of Silexion;

●	“Moringa sponsor” or “sponsor” are to Moringa Sponsor, LP, a Cayman Islands exempted limited partnership, which served as the sponsor of Moringa, and include, where applicable, its affiliates (including Moringa’s initial shareholder, Moringa Sponsor US L.P., a Delaware limited partnership, which is a wholly-owned subsidiary of Moringa sponsor, and Greenstar, L.P., a Cayman Islands exempted limited partnership which has the same general partner as Moringa Sponsor, LP);

●	“ordinary shares” are to our ordinary shares, par value $0.0135 per share;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the U.S. Securities Act of 1933, as amended;

●

“Silexion Israel” are to Silexion Therapeutics Ltd., an Israeli company, which following the Business Combination is a wholly-owned subsidiary of Silexion through which our operations are primarily conducted;

●	“warrants” are to our warrants to purchase ordinary shares, consisting of (i) public warrants and private warrants issued pursuant to the Business Combination in exchange for corresponding warrants of Moringa, as well as (ii) warrants that we have issued and sold in public offering(s) and/or private placements subsequent to the Closing of the Business Combination;

●	“2025 annual report” refer to our annual report on Form 10-K for the year ended December 31, 2025, which we filed with the SEC on March 17, 2026; and
●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected or projected. All statements other than statements of historical fact included in this quarterly report, including statements in “Part I. Financial Information, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy, preclinical and clinical development plans, regulatory interactions and submissions, expected timing of clinical trial initiation and results, capital requirements, financing activities, and Nasdaq listing status and compliance, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “target,” “plan,” “project,” “could,” “should,” “may,” “might,” “will,” “would,” “potential,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain those identifying words. Forward-looking statements in this quarterly report may include, for example, statements about:

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

The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including, among others:

•	we are a development-stage company and have a limited operating history on which to assess our business;

•	we have never generated any revenue from product sales and may never be profitable;

•	we will need to raise substantial additional funding, which may not be available on acceptable terms, or at all, and which would likely cause dilution to our shareholders;

•	the approach we are taking to discover and develop novel RNAi therapeutics is unproven for oncology and may never lead to marketable products;

•	we do not have experience producing our product candidates at commercial levels, currently have no marketing and sales organization, have an uncertain market receptiveness to our product candidates, and are uncertain as to whether there will be insurance coverage and reimbursement for our potential products;

•	we may be unable to attract, develop and/or retain our key personnel or additional employees required for our development and future success;
•	we rely on third parties (including CROs and contract manufacturers) whose performance is largely beyond our control;

•	we may issue additional ordinary shares or other equity securities without your approval, which would dilute your ownership interest and may depress the market price of our ordinary shares; and

•	those additional factors described in “Part I, Item 1A. Risk Factors” of the 2025 annual report.

For further information regarding those important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Part I, Item 1.A Risk Factors” of the 2025 annual report. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.report. Except as expressly required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Explanatory Note

Reverse Share Split

On July 28, 2025, we effected a reverse share split of our authorized ordinary shares (both issued and outstanding, and unissued) at a ratio of 1-for-15, with a market effective date of July 29, 2025. Unless specifically provided otherwise herein, all historical share, per share and related option and warrant data during the three-month period ended March 31, 2025 (which is used for comparative purposes to the corresponding period of 2026) that is presented in this quarterly report has been retroactively adjusted to reflect the reduced number of shares and the increase in the share price which resulted from that reverse share split.

SILEXION THERAPEUTICS CORP

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

SILEXION THERAPEUTICS CORP

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

F - 2

SILEXION THERAPEUTICS CORP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31
	2026	2025
	U.S. dollars in thousands
Assets
CURRENT ASSETS:
Cash and cash equivalents	$2,413	$5,991
Restricted cash	27	27
Prepaid expenses	1,529	570
Other current assets	96	49
TOTAL CURRENT ASSETS	4,065	6,637

NON-CURRENT ASSETS:
Restricted cash	58	57
Long-term deposit and other non-current assets	76	84
Property and equipment, net	23	25
Operating lease right-of-use asset	380	412
TOTAL NON-CURRENT ASSETS	537	578
TOTAL ASSETS	$4,602	$7,215

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

F - 3

SILEXION THERAPEUTICS CORP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31
	2026	2025
	U.S. dollars in thousands
Liabilities and shareholders’ equity
CURRENT LIABILITIES:
Trade payables	$912	$787
Current maturities of operating lease liability	185	182
Employee related obligations	560	879
Other account payable	850	910
Private warrants to purchase ordinary shares (including $* due to related party, as of March 31, 2026 and December 31, 2025)	*	*
Related Party Promissory Note	1,553	-
TOTAL CURRENT LIABILITIES	4,060	2,758

NON-CURRENT LIABILITIES:
Long-term operating lease liability	251	286
Related Party Promissory Note	-	1,568
TOTAL NON-CURRENT LIABILITIES	$251	$1,854
TOTAL LIABILITIES	$4,311	$4,612

SHAREHOLDERS' EQUITY:
Ordinary shares ($0.0135 par value per share, 9,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 3,394,865 and 3,126,651 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	46	42
Additional paid-in capital	58,144	57,727
Accumulated deficit	(57,899)	(55,166)
TOTAL SHAREHOLDERS' EQUITY	$291	$2,603
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,602	$7,215

* Represents an amount less than $1

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

F - 4

SILEXION THERAPEUTICS CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31
	2026	2025
	U.S. dollars in thousands
OPERATING EXPENSES:
Research and development (including $130 and $0 from related parties for the three-month periods ended March 31, 2026 and 2025, respectively)	$1,370	$590
General and administrative (including $215 and $21 from related parties for the three-month periods ended March 31, 2026 and 2025, respectively)	1,379	1,060
TOTAL OPERATING EXPENSES	2,749	1,650
OPERATING LOSS
Financial expense (income), net (including $(15) and $32 from related parties for the three-month periods ended March 31, 2026 and 2025, respectively)	(16)	85
LOSS BEFORE INCOME TAX	$2,733	$1,735
INCOME TAX	*	*
NET LOSS	$2,733	$1,735

LOSS PER SHARE, BASIC AND DILUTED	$0.85	$3.84

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE	3,230,378	451,990

* Represents an amount less than $1

** All share amounts have been adjusted (in the case of prior periods, retroactively) to reflect a 1-for-15 reverse share splits effected in July 2025, as discussed in Note 1(e)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

F - 5

SILEXION THERAPEUTICS CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except per share data)

	Ordinary shares			Additional paid-in Capital	Accumulated deficit	Total shareholders’ equity
	Shares		Amount
BALANCE AT JANUARY 1, 2025	123,290	***	$2	$39,263	$(43,254)	$(3,989)
CHANGES DURING THE THREE MONTHS PERIOD ENDED MARCH 31, 2025 (unaudited):
Issuance of ordinary shares and warrants upon January Offering, net of issuance costs and exercise of pre-funded warrants to ordinary shares (see Note 4(a))	246,914		3	4,252		4,255
Exercise of warrants upon January Offering (see Note 4(a))	42,683		1	863		864
Issuance of ordinary shares and warrants upon January Inducement Offer, net of issuance costs (see Note 4(b))	148,102		2	2,812		2,814
Share-based compensation				21		21
Conversion of Underwriters Promissory Note	18,519		*	356		356
Net loss					(1,735)	(1,735)
BALANCE AS OF MARCH 31, 2025	579,508	***	$8	$47,567	$(44,989)	$2,586

BALANCE AT JANUARY 1, 2026	3,126,651		$42	$57,727	$(55,166)	$2,603
CHANGES DURING THE THREE MONTHS PERIOD ENDED MARCH 31, 2026 (unaudited):
Share-based compensation	204,134		3	342		345
Issuance of Ordinary Shares under the At the Market Sales Agreement, net of issuance costs (see Note 6)	64,080		1	75		76
Net loss					(2,733)	(2,733)
BALANCE AS OF MARCH 31, 2026	3,394,865		$46	$58,144	$(57,899)	$291

* Represents an amount less than $1

** All share amounts have been adjusted (in the case of prior periods, retroactively) to reflect a 1-for-15 reverse share splits effected in July 2025, as discussed in Note 1(e)

*** Net of 28 treasury shares held by the Company as of January 1, 2025 and March 31, 2025

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

F - 6

SILEXION THERAPEUTICS CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31
	2026	2025
	U.S. dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,733)	$(1,735)
Adjustments required to reconcile loss to net cash used in operating activities:
Depreciation	2	4
Share-based compensation expenses	345	21
Non-cash financial expenses	4	81

Changes in operating assets and liabilities:
Increase in prepaid expenses	(959)	(512)
Decrease (increase) in other current assets	(47)	4
Increase (decrease) in trade payable	125	(207)
Net change in operating lease	(4)	(1)
Decrease in employee related obligations	(319)	(18)
Decrease in other accounts payable	(60)	(90)
Net cash used in operating activities	(3,646)	(2,453)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(6)
Net cash used in investing activities	-	(6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Ordinary Shares under the At-the Market Sales Agreement, net of placement agent fee	83	-
Proceeds from issuance of ordinary shares upon January Offering	-	5,000
Issuance costs related to January Offering	-	(650)
Proceeds from exercise of warrants upon January Offering	-	864
Proceeds from issuance of ordinary shares upon January Inducement Offer	-	3,276
Issuance costs related to warrants inducement transaction	-	(362)
Payment of Underwriters Promissory Note	-	(696)
Net cash provided by financing activities	83	7,432

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(3,563)	4,973
EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(14)	(10)
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	6,075	1,270
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$2,498	$6,233

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

F - 7

SILEXION THERAPEUTICS CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31
	2026	2025
	U.S. dollars in thousands
Appendix A – RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH REPORTED IN THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	2,413	6,152
Restricted cash	85	81
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH SHOWN IN STATEMENT OF CASH FLOWS	$2,498	$6,233

Appendix B - SUPPLEMENTARY INFORMATION:
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Prepaid issuance expenses utilized, in respect of ATM Sales Agreement	$7	$-
Conversion of Promissory Note to ordinary shares	$-	$356
Accrued and unpaid issuance expenses in respect of public offering and warrants inducement transactions	$-	$195

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$13
Interest received	$32	$2

F - 8

SILEXION THERAPEUTICS CORP NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (U.S. dollars in thousands)

NOTE 1 - GENERAL:

a.	Introduction:

Silexion Therapeutics Corp (“Silexion”, the “Company” or the “Combined Company”) is a clinical-stage biotechnology company developing, through its subsidiaries, RNA interference (RNAi) therapies for KRAS-driven cancers. Silexion’s approach targets a significant unmet medical need, as treatment innovation for KRAS-driven cancers has historically lagged despite KRAS being one of the most common oncogenic drivers across solid tumors. Silexion’s lead product candidate, SIL204, is a second-generation siRNA therapy, designed to silence mutant KRAS, using an integrated treatment approach that combines intratumoral and systemic administration. The Company was originally formed for the purpose of effecting the Transactions (as defined below). Following the closing of the Transactions on August 15, 2024 (the “Closing”), the Company became a publicly-traded holding company that has one primary active wholly-owned subsidiary — Silexion Therapeutics Ltd. (formerly known as Silenseed Ltd.) (“Silexion Israel”), an Israeli limited company, through which much of its operations are conducted, along with certain additional inactive subsidiaries, including Moringa Acquisition Corp (“Moringa” or the “SPAC”), a Cayman Islands exempted company, and Silenseed (China) Ltd. , a Chinese company.

On April 3, 2024, the Company entered into an Amended and Restated Business Combination Agreement (hereinafter, the “A&R BCA”) with the SPAC, Silexion Israel, August M.S. Ltd. an Israeli company and wholly-owned subsidiary of the Company (“Merger Sub 1”), and Moringa Acquisition Merger Sub Corp, a Cayman Islands exempted company and additional wholly-owned subsidiary of the Company (“Merger Sub 2”). Pursuant to the closing under the A&R BCA, which occurred on August 14, 2024, both Silexion Israel and the SPAC became wholly-owned subsidiaries of the Company, which became a publicly-held, Nasdaq-listed entity whose securities are traded under the ticker symbols “SLXN” and “SLXNW” (the transactions effected pursuant to the A&R BCA are referred to as the “Transactions”).

b.	New Subsidiary:

On February 9, 2026 the Company purchased a German shelf company for immaterial consideration, which was subsequently renamed Silexion Therapeutics GmbH (“Silexion Germany”), to conduct the Company’s clinical trials in Germany. As of March 31, 2026, no substantial activity has commenced in Silexion Germany.

c.	Israeli Wars:

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

On June 24, 2025, a ceasefire with Iran was reached. On October 9, 2025, Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas. While that ceasefire has been mostly maintained, in late February 2026, Israel and the United States preemptively attacked Iran. As part of this conflict, Iran and Hezbollah have launched missile attacks throughout Israel. As a result, the Israeli government imposed restrictions on the opening of non-essential places of business and announced the recruitment of military reserves. In April 2026, a temporary ceasefire was reached between the United States and Israel, on the one hand, and Iran, on the other hand. As of the date of these financial statements, it is unclear whether, and for how long, this ceasefire will continue.

The Company’s employees and management personnel are located in Israel; however, other core activities, including research and development, clinical, and regulatory, are conducted outside of Israel. The Company considered the impact of the war and determined that (in part due to those core activities being conducted outside of Israel) there were no material adverse impacts on the consolidated financial statements, including related significant estimates made by management, for the quarterly period ended March 31, 2026. Further, as the Company’s R&D activity is conducted outside of Israel, the Company does not expect future adverse effects of the war on its core activities. On the other hand, travel restrictions imposed may impact the Company’s ability to raise funds to finance its activities in the near term.

F - 9

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

d.	Going concern

Since its inception, the Company has devoted substantially all its efforts to research and development, clinical trials, and capital raising activities. The Company is still in its development and clinical stage and has not yet generated revenues.

The Company has incurred losses of $2,733 and $11,912 for the three month period ended on March 31, 2026 and for the year ended December 31, 2025, respectively. During the three-month period ended on March 31, 2026, the Company had negative operating cash flows of $3,646. As of March 31, 2026, the Company had cash and cash equivalents of $2,413.

The Company expects to continue incurring losses, and negative cash flows from operations. Management is in the process of evaluating various financing alternatives, as the Company will need to finance future research and development activities, general and administrative expenses and working capital through fund raising. However, there is no assurance that the Company will be successful in obtaining such funding.In addition, the Company is exploring the use of mitigating actions such as postponing expenses that are not based on firm commitments.

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

e.	Reverse share splits:

On July 28, 2025, the Company effected 1-for-15 reverse share splits of all of its issued and outstanding, and authorized but unissued, ordinary shares. The reverse share splits resulted in corresponding increases in the par value of the Company’s ordinary shares, from $0.0009 to $0.0135, per share. No fractional shares were issued as a result of the reverse splits, as any fractional share totals to which shareholders would have been entitled were rounded up to the nearest whole number of shares. All references made to ordinary shares and per share amounts (for each of Silexion, Silexion Israel, and Moringa) in these consolidated financial statements, unless otherwise indicated, have been adjusted to reflect those reverse share splits.

F - 10

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

a.	Unaudited Condensed Financial Statements

The accompanying condensed financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial statements and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which include normal and recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2026, and the consolidated results of operations, statements of changes in shareholders’ equity (capital deficiency) and cash flows for the three month period ended March 31, 2026 and 2025.

The consolidated results for the three month ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes of the Company as of and for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2026. The significant accounting policies adopted and used in the preparation of the financial statements are consistent with those of the previous financial year.

b.	Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. As applicable to these financial statements, the most significant estimates and assumptions relate to the fair value of financial instruments (see Note 8). These estimates and assumptions are based on current facts, future expectations, and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates.

c.	Restricted cash

As of March 31, 2026 and December 31, 2025, the Company pledged an amount of $58 and $57, respectively in favor of a bank as collateral for guarantees provided to secure operating lease payments.

The Company is required to hold a minimum amount of NIS 86 in its bank account in order to maintain availability of a credit line from its credit card company.

F - 11

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

NOTE 3 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Balance sheets:

a.	Other accounts payable

	March 31	December 31
	2026	2025
Accrued expenses	$799	$859
Income tax	51	51
	$850	$910

F - 12

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(U.S. dollars in thousands)

NOTE 3 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION (continued):

Statement of operations:

b.	Research and development expenses:

	Three months ended March 31
	2026	2025
Payroll and related expenses	$263	$369
Share-based compensation expenses	130	-
Subcontractors and consultants	891	156
Rent and maintenance	55	40
Other	31	25
	$1,370	$590

c.	General and administrative expenses:

Payroll and related expenses	$241	$332
Share-based compensation expenses	215	21
Professional services	783	525
Depreciation	2	4
Rent and maintenance	49	30
Patent registration	8	4
Travel expenses	-	54
Other	81	90
	$1,379	$1,060

d.	Financial expense (income), net:

Change in fair value of financial liabilities measured at fair value	$(15)	$79
Interest expense (income), net	(32)	9
Foreign currency exchange loss (income), net	27	(6)
Other	4	3
Total financial expense (income), net	$(16)	$85

NOTE 4 - WARRANTS TO PURCHASE ORDINARY SHARES:

a.	January Public Offering of Ordinary Shares, Pre-Funded Warrants, and Ordinary Warrants.

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

F - 13

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(U.S. dollars in thousands)

NOTE 4 - WARRANTS TO PURCHASE ORDINARY SHARES (continued):

As of March 31, 2026, all 103,847 January Pre-Funded Warrants had been exercised for 103,847 ordinary shares, and a total of 42,683 January Ordinary Warrants had been exercised for 42,683 ordinary shares,  for total proceeds of $0.9 million.

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

Upon exercise for cash of any January New Ordinary Warrants, in certain circumstances, the placement agent will receive from the Company a cash fee of 8.0% of the aggregate gross exercise price. Pursuant to the January Inducement Offer transaction, the Company also issued to the placement agent warrants to purchase up to 10,368 ordinary shares, which have the same terms as the January New Ordinary Warrants issued in the transaction, except that the placement agent warrants have an exercise price equal to $27.66 per share. Upon exercise for cash of any January New Ordinary Warrants, in certain circumstances, the Company will issue to the placement agent warrants that are exercisable for 7.0% of the number of ordinary shares issuable upon the exercise of those January New Ordinary Warrants. As of March 31, 2026, the payment of cash fees and issuance of additional warrants to the placement agent upon exercise of January New Ordinary Warrants were not probable.

Both the January New Ordinary Warrants and the placement agent warrants were immediately exercisable from the date of their issuance until April 1, 2027.

NOTE 5 - RELATED PARTY PROMISSORY NOTE:

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

F - 14

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(U.S. dollars in thousands)

NOTE 5 - RELATED PARTY PROMISSORY NOTE (continued):

On September 15, 2025, as part of its public offering, the Company converted $1,800 of the Related Party Promissory Note into 450,000 ordinary shares at a fair value of $1,624. The converted amount represented 30% of the funds raised by the Company in its September 2025 public offering, in accordance with the Company’s conversion right under the Related Party Promissory Note.

As of March 31, 2026, $1,633 of the Related Party Promissory Note’s principal amount remained outstanding.

NOTE 6 - SHAREHOLDERS’ EQUITY:

Sales Under ATM

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

On March 25, 2026, the Company issued and sold 64,080 ordinary shares for $76, net of issuance costs (including utilization of prepaid transaction expenses of $7 and placement agent fee), under the Sales Agreement for the Company’s ATM facility. For further details regarding additional amounts raised following the reporting period, see Note 12(a).

NOTE 7 - SHARE-BASED COMPENSATION:

The Company's share-based compensation expenses amounted to a total of $345 and $21 in the three month periods ended March 31, 2026 and 2025, respectively. As of March 31, 2026, no shares remain available for grant under the Company’s 2024 Equity Incentive Plan.

Summary of outstanding and exercisable options:

Below is a summary of the Company's share-based compensation activity and related information with respect to options granted to employees and non-employees for the three months ended March 31, 2026:

	Number of options	Weighted-average exercise price (in U.S. dollars)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in U.S. dollars)

Outstanding at January 1, 2026	6,257	241.52	8.39	-
Granted	42,740	1.65	9.88	-
Outstanding at March 31, 2026	48,997	32.33	9.66	-

Exercisable at March 31, 2026	6,257	241.52	8.39	-

Vested and expected to vest at March 31, 2026	48,997	32.33	9.66	-

F - 15

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(U.S. dollars in thousands)

NOTE 7 - SHARE-BASED COMPENSATION (continued):

In February 2026 and 2025, Silexion’s board of directors approved granting 42,740 and 4,678, respectively, options to Silexion’s directors.

RSUs granted to employees and non-employees:

In February 2025, Silexion’s board of directors approved granting 3,968 RSUs to Silexion’s directors which vested and issued on February 2026.

In February 2026, Silexion’s board of directors approved granting 200,166 RSUs to Silexion’s directors and executive officers which vested immediately upon grant.

The share-based compensation expense by line item in the accompanying consolidated statements of operations is summarized as follows:

	Three months ended March 31
	2026	2025
Research and development	$130	$-
General and administrative	215	21
	$345	$21

NOTE 8 - FAIR VALUE MEASUREMENTS:

Financial instruments measured at fair value on a recurring basis

The Company’s assets and liabilities that are measured at fair value as of March 31, 2026, and December 31, 2025, are classified in the tables below in one of the three categories described in “Note 2 – Fair value measurement”:

	March 31, 2026
	Level 3	Total
Financial Liabilities
Private Warrants to purchase ordinary shares	$*	$*
Promissory Notes	$1,553	$1,553

	December 31, 2025
	Level 3	Total
Financial Liabilities
Private Warrants to purchase ordinary shares	$*	$*
Promissory Notes	$1,568	$1,568

The following is a roll forward of the fair value of liabilities classified under Level 3:

	Three months ended March 31
	2026			2025
	Promissory Notes	Private Warrants to purchase ordinary shares		Promissory Notes	Private Warrants to purchase ordinary shares
Fair value at the beginning of the period	$1,568	$*		$3,965	$2
Change in fair value	(15)	(*	)	93	(1)
Repayments	-	-		(709)	-
Conversion to equity	-	-		(356)	-
Fair value at the end of the period	$1,553	$*		$2,993	$1

F - 16

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(U.S. dollars in thousands)

NOTE 8 - FAIR VALUE MEASUREMENTS (continued):

Promissory Notes

In measuring the fair value of the Company’s Promissory Notes in 2025, a discount rate of 13.79%-14.28% was used, based on a B- rated US dollar zero-coupon discount curve, plus a credit spread of 7.56%. The expected timing of conversion or repayment of the notes was determined using the Company’s forecasts. In 2026, the valuation technique was changed to a Monte Carlo simulation framework to model the expected conversion price at the Promissory Note’s maturity date, which is based on a contractual 20-day average closing price mechanism. The following table provides quantitative information regarding fair value measurement inputs of the Company’s Promissory Notes:

March 31, 2026
Volatility*	115.5%
Risk Free Rate	3.7%

* The estimation of the volatility was based on the volatility of the Company’s daily share prices for a period equal to the term of the Promissory Note.

Financial instruments not measured at fair value

The carrying amounts of cash and cash equivalents, restricted cash, prepaid expenses, and other assets, trade payables and other accounts payable approximate their fair value due to the short-term maturity of such instruments.

NOTE 9 - NET LOSS PER SHARE:

The following table sets forth the computation of basic and diluted net loss per share attributable to holders of the Company’s ordinary shares for the periods presented (USD in thousands, except per share data):

	Three months ended March 31
	2026	2025
Numerator:
Net loss	$2,733	$1,735
Denominator:
Weighted-average shares used in computing net loss per share attributable to holders of ordinary shares, basic and diluted	3,230,378	451,990
Net loss per share attributable to holders of ordinary shares, basic and diluted	$0.85	$3.84

Basic loss per share is computed on the basis of the net loss for the period divided by the weighted average number of ordinary shares outstanding during the period, including fully vested options to purchase the Company’s (or Silexion Israel’s, as applicable) ordinary shares at an exercise price 0.339 NIS per share, as the Company (or Silexion Israel’s, as applicable) considers these shares to be exercised for little to no additional consideration.

As of March 31, 2026 and March 31, 2025, the basic loss per share calculation included a weighted average number of 0 and 9, respectively, of fully vested options.

The following instruments were not included in the computation of diluted earnings per share because of their anti-dilutive effect for the periods ending on March 31, 2026 and March 31, 2025:

-	Warrants to purchase Ordinary Shares.

-	Share-based compensation;

-	Promissory Notes.

F - 17

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(U.S. dollars in thousands)

NOTE 10 - TRANSACTIONS AND BALANCES WITH RELATED PARTIES:

Transactions with related parties which are shareholders and directors of the Company:

a.	Transactions:

	March 31
	2026	2025
Share-based compensation included in research and development expenses	$130	$-
Share-based compensation included in general and administrative expenses	$215	$21
Financial expenses	$(15)	$32

b.	Balances:

	March 31, 2026	December 31, 2025
Current liabilities —
Private warrants to purchase ordinary shares	$*	$*
Sponsor Promissory Note	$1,553	$-

	March 31, 2026	December 31, 2025
Non-Current liabilities —
Sponsor Promissory Note	$-	$1,568

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

The CODM reviews the Company’s results on a consolidated basis. As such, information on segment loss and significant expenses is similar to the Company’s consolidated statements of operations. The CODM is also regularly provided with information on significant ordinary-course expenses, including the following expenses. The Company’s management does not segregate the Company’s business for internal reporting.

F - 18

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(U.S. dollars in thousands)

NOTE 11 - SEGMENT INFORMATION (continued):

	Three months ended March 31
	2026	2025
Clinical trials and other payments to R&D-related service providers	$891	$156
R&D payroll and related expenses, other than share-based compensation	263	369
R&D share-based compensation expense	130	-
G&A payroll and related expenses, other than share-based compensation	241	332
G&A share-based compensation expenses	215	21
Professional services	783	525
Depreciation expenses	2	4
Other segment expenses (*)	224	243
Operating loss	2,749	1,650
Interest income	(32)	(2)
Interest expense	-	11
Other financing expense (income), net	16	76
Income taxes	**	**
Net loss	$2,733	$1,735

Segment assets	$4,602	$8,308
Expenditures for segment assets	-	(6)
Segment liabilities	$4,311	$5,722

(*)	Other segment expenses include mainly general and administrative-related expenses, such as rent and maintenance expenses, travel and HR expenses.

(**)	Represents an amount less than $1

NOTE 12 - SUBSEQUENT EVENTS:

a.	In April and May, 2026, the Company issued and sold 1,768,100 ordinary shares for $1,085 net of transaction costs under the Sales Agreement for the Company’s ATM facility (see Note 6).

b.	Approvals by extraordinary general meeting

On April 28, 2026, the Company initially held, and on May 5, 2026, the Company reconvened, an extraordinary general meeting at which the Company’s shareholders approved, via an ordinary resolution, each of the following three proposals:

(i)	An increase in the authorized share capital of the Company by 50,000,000 ordinary shares, from $121.5 divided into 9,000,000 ordinary shares of a par value of $0.0135 each, to $796.5 divided into 59,000,000 ordinary shares of a par value of $0.0135 each;

(ii)	An amendment to the Silexion Therapeutics Corp 2024 Equity Incentive Plan, effective as of January 1, 2026, to increase the number of ordinary shares added annually on January 1st under the “evergreen” provision of the plan from (x) 5% of the Company’s issued and outstanding ordinary shares, to (y) such number of ordinary shares as yields a pool of ordinary shares reserved under all equity incentive plans of the Company that constitutes, in the aggregate, 10% of the issued and outstanding ordinary shares on a fully diluted basis; and

(iii)

A proposal to allow the Company’s board of directors to effect a reverse share split of the Company’s ordinary shares at a ratio of 1-for-10 (subject to downwards adjustment if necessary to ensure the Company’s compliance with the Nasdaq Listing Rule requiring 500,000 publicly-held shares upon the effectiveness of the reverse share split).

F - 19

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(U.S. dollars in thousands)

NOTE 12 - SUBSEQUENT EVENTS (continued):

Upon receipt of the foregoing approval of the increase in authorized share capital, the Company filed an effective amendment to its memorandum of association with the Registrar of Companies of the Cayman Islands on May 5, 2026, at which time that increase became effective.

c.	Reverse share split

On May 5, 2026, the Company’s Board of Directors, followed by the Company’s shareholders (pursuant to Proposal 3 at the Company’s reconvened extraordinary general meeting, as described in paragraph (b) of this Note 12), approved a 1-for-10 reverse share split of the Company’s ordinary shares, (the “Reverse Share Split”). As a result of the Reverse Share Split, all issued and outstanding, and all authorized but unissued, ordinary shares, par value $0.0135, of the Company, will be consolidated on a 1-for-10 basis, into a lesser number of ordinary shares, par value $0.135 per share, of the Company. The Reverse Share Split is expected to become effective in late May or early June 2026, subject to completion of required logistical procedures. All references made to share or per share amounts in the accompanying unaudited consolidated financial statements and applicable disclosures herein, unless otherwise indicated, are presented on a pre-Reverse Share Split basis.

The following table provides pro forma loss per ordinary share, giving retroactive effect to the Reverse Share Split at a ratio of 1-for-10:

	Three months ended March 31,
	2026	2025
Numerator:
Net loss	$2,733	$1,735
Denominator:
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted - pro forma	323,038	45,198
Net loss per share attributable to ordinary shareholders, basic and diluted – pro forma	$8.46	$38.39

The number of issued and outstanding ordinary shares, giving retroactive effect to the Reverse Share Split at a ratio of 1-for-10, as of March 31, 2026, and December 31, 2025, is 339,486 and 312,665 respectively (which does not account for potential adjustments due to the treatment of fractional shares resulting from the reverse share split.).

F - 20

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(U.S. dollars in thousands)

NOTE 11 - SUBSEQUENT EVENTS (continued):

d.	Warrant Exercise Inducement Transaction

On May 15, 2026, the Company entered into an inducement offer letter agreement (the “May 2026 Inducement Offer”) with holders of 1,995,092 of the Company’s existing ordinary warrants, of which (i) 1,022,500 were Series A warrants that had been issued in the Company’s public offering completed in September 2025 and had a five-year exercise term and an exercise price of $4.0 per underlying ordinary share, (ii) 778,750 were Series B Warrants that had been issued in that September 2025 public offering and had a one-year exercise term and an exercise price of $4.0 per underlying ordinary share, and (iii) 193,842 warrants had been issued in the Company’s prior warrant inducement transaction completed on August 1, 2025 and had a 24-month exercise term and an exercise price of $11.32 per underlying ordinary share.

The closing under the May 2026 Inducement Offer occurred on May 15, 2026, when those holders exercised those warrants for cash and purchased 1,995,092 ordinary shares at a reduced cash exercise price of $0.5 per share. The Company received aggregate gross proceeds of approximately $1.0 million from the exercise of the existing ordinary warrants by the holders, net of placement agent fees and other offering expenses of $0.2 million.

As consideration for the holders’ agreement to exercise, the Company issued to them new ordinary warrants to purchase up to an aggregate of 3,990,184 ordinary shares at an exercise price of $0.5 per share (the “May 2026 Ordinary Warrants”), of which 2,045,000 (Series C) warrants are exercisable for a five-year period, and 1,945,184 (Series D) warrants are exercisable for a twenty-four (24) month period, in each case beginning with the later of (x) the date of shareholder approval of the warrant exercise transaction, and (y) the 24-month anniversary of the effective date of the resale registration statement under which the Company is required to register the resale of the ordinary shares underlying those warrants and the placement agent warrants (as referenced below).

Pursuant to the May 2026 Inducement Offer transaction, the Company also issued to the placement agent warrants to purchase up to 139,656 ordinary shares, which have the same terms as the May 2026 Ordinary Warrants that are exercisable for a twenty-four (24) month period, except that the placement agent warrants have an exercise price equal to $0.625 per share. Upon exercise for cash of any May 2026 Ordinary Warrants, in certain circumstances, the placement agent will receive from the Company a cash fee of 8.0% of the aggregate gross exercise price, as well as additional placement agent warrants exercisable for 7.0% of the number of ordinary shares issuable upon the exercise of those May 2026 Ordinary Warrants.

e.	Conversion of amounts under related party promissory note

In connection with the May 2026 warrant exercise inducement transaction, the Company converted $299 of the principal amount under the Related Party Promissory Note into 598,528 ordinary shares, which it issued to the Sponsor, at the same price per share $0.50 - at which the warrants were exercised in the May 2026 Inducement Offer.

In connection with the sale of 1,088,255 ordinary shares to investors under the ATM facility on May 2026 at an average price per share of $0.32, the Company converted $105 of the principal amount under the Related Party Promissory Note into 326,477 ordinary shares, which it issued to the Sponsor at the same price of $0.32 per share as in that transaction.

Following the foregoing conversions under the Related Party Promissory Note, the balance under that note stood at $1,229 as of the date of these financial statements.

f.	Dissolution of Moringa subsidiary

In April 2026, the Company initiated filings in the Cayman Islands for the dissolution of its inactive subsidiary, Moringa, which had served as the SPAC with which the Company had combined pursuant to the Transactions under the A&R BCA. The Company expects the dissolution to be complete as of June 30, 2026.

F - 21

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory Note

The following discussion and analysis of our financial condition and results of operations (this “MD&A”) should be read in conjunction with the financial statements and the related notes included elsewhere in this quarterly report. Some of the information contained in this discussion and analysis or set forth in this quarterly report, including information with respect to our plans, objectives, expectations, projections, and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set out in “Part I— Item 1A. Risk Factors” in our 2025 annual report, our actual results could differ materially from the results described in or implied by these forward-looking statements. See also the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this quarterly report.

Unless the context otherwise requires, references to “Silexion,” the “Company,” “we,” “us” and “our” in this MD&A generally refer to Silexion Therapeutics Corp, a Cayman Islands exempted company. For periods prior to the Business Combination, these terms refer to Silexion Israel, an Israeli company, through which our operations were conducted prior to the Business Combination.

Overview

Operations and Financing Activities

We are a Cayman Islands exempted company that was originally formed for the purpose of effectuating the Business Combination and that now serves as a publicly traded holding company for each of Silexion Israel (through which our operations are carried out) and Moringa (which has no operations and which is currently in the process of being wound down). Our ordinary shares and warrants were initially listed on the Nasdaq Global Market and were subsequently transferred to the Nasdaq Capital Market, and are quoted for trading under the symbols “SLXN” and “SLXNW”, respectively.

We conduct our operations primarily through our principal subsidiary, Silexion Israel, a clinical-stage biotechnology company engaged in the discovery and development of proprietary treatments for cancers driven by mutations in the Kirsten rat sarcoma viral oncogene homolog (“KRAS”). The KRAS gene, when mutated, plays a central role in many cancer types, such as pancreatic, colorectal, and lung cancers, and is therefore considered an oncogene. This oncogene instructs cells to produce the corresponding mutated KRAS protein, which plays a key role in regulating cell growth signaling in cancer cells. While multiple pharmaceutical companies are pursuing strategies to inhibit KRAS and thereby limit its downstream signaling, our approach is differentiated by targeting the root cause of oncogenic signaling: we silence the KRAS oncogene itself, preventing the production of the oncogenic protein.

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

To address both localized and systemic disease, as well as the tumor’s dense desmoplastic stroma, which limits the effectiveness of current treatments, our novel delivery approach, which we refer to as an Integrated Treatment Regimen, involves administering SIL204 both directly into the tumor and systemically via subcutaneous injection, in combination with standard-of-care chemotherapy. In a previous Phase 2 clinical trial with our first-generation siRNA, the combination of siRNA and standard-of-care chemotherapy demonstrated an overall survival benefit compared to standard-of-care chemotherapy alone. Building on preclinical advancements and regimen optimization, we believe SIL204 has the potential to further improve clinical outcomes. During 2025 and the first quarter of 2026, we advanced operational readiness, including the onboarding of external vendors, with the initiation of clinical studies expected in the second quarter of 2026, contingent upon obtaining regulatory clearance.

As a clinical stage company, we have not realized any revenues to date. Prior to the Business Combination, we financed our operations primarily with the net proceeds from private offerings of our ordinary shares and convertible preferred shares, convertible financing agreements, and Simple Agreement for Future Equity (SAFE) financings, as well as royalty-bearing grants from the Israeli Innovation Authority (the “IIA”). Those grants totaled $5.8 million through March 31, 2026, all of which was received prior to the Business Combination.

Upon the Closing of the Business Combination, we raised $2.0 million via a private investment in public entity (PIPE) financing, in which Moringa sold to Greenstar, LP, an affiliate of the Moringa sponsor, 1,482 newly issued Moringa ordinary shares at a price of $1,350.00 per share. Those shares were converted into an equivalent number of Silexion ordinary shares at the Closing. In connection with the Closing, we also entered into an ordinary share purchase agreement, dated August 13, 2024 and effective as of August 15, 2024 (the “ELOC Agreement”) with White Lion Capital, LLC (“White Lion”), which provided us with an equity line of credit (the “ELOC”) of up to $15.0 million. We utilized the ELOC for financings from time to time during the early periods following the Closing of the Business Combination, having raised an aggregate of $3.1 million, all of which was raised prior to December 31, 2024. The ELOC expired on December 31, 2025.

During 2025 and thus far in 2026, we successfully transitioned to alternative financing transactions, raising capital via (i) public offerings of ordinary shares and/or pre-funded warrants, together with ordinary warrants, as well as (ii) ordinary warrant exercise transactions, many of which were completed at the time of, or during periods that followed, those public offerings. We completed public offerings in January 2025 and September 2025, in which we have raised gross proceeds of approximately $5.0 million and $6.0 million, respectively, before deducting placement agent fees and other offering expenses. In connection with the closing of the January 2025 and September 2025 public offerings, investors exercised an aggregate of 42,683 ordinary warrants and 445,000 Series B ordinary warrants issued in the respective offerings, which provided us with additional gross proceeds of $0.9 million and $1.78 million in those offerings, respectively. As a follow-up to the first such public offering, later in January 2025 and again at the start of August 2025, we completed transactions for the induced exercise of ordinary warrants, which raised gross proceeds of approximately $3.3 million and $1.8 million, respectively, before deducting placement agent fees and other offering expenses. As a follow-up primarily to the second such public offering and to the August 2025 induced warrant exercise transaction, in May 2026, we completed a transaction for the induced exercise of ordinary warrants that had been issued in those offerings, which raised gross proceeds of approximately $1.0 million, before deducting placement agent fees and other offering expenses. H.C. Wainwright served as the exclusive placement agent for each of the foregoing public offerings and warrant exercise transactions. Each of the foregoing financing transactions is described in further detail below in this MD&A under “Liquidity and Capital Resources.”

In September 2025, we furthermore entered into the ATM Agreement with H.C. Wainwright, as sales agent or principal, under which we may raise up to $13,170,000 on an ongoing basis via sales of our ordinary shares into the open market via an at-the-market financing mechanism (the “ATM”), which we plan to use to finance our ongoing operations going forward. We did not sell any ordinary shares under the ATM during 2025. During the first quarter of 2026, we raised approximately $0.08 million (net of sales agent fees) from the sale of 64,080 ordinary shares under the ATM. Furthermore, in April 2026 and May 2026, we sold 679,845 ordinary shares and 1,088,255 ordinary shares under the ATM, respectively, in the aggregate, to certain investors, raising $0.75 million of proceeds and $0.33 million of proceeds, respectively (in each case, net of sales agent fees).

Since our inception, we have incurred significant operating losses. Our net losses were $2.7 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively, and $11.9 million for the year ended December 31, 2025. As of March 31, 2026, we had an accumulated deficit of $57.9 million (reflecting Silexion Israel’s accumulated deficit for all periods through August 15, 2024 and the combined company’s accumulated deficit from August 16, 2024 through March 31, 2026). We have not recognized any revenue to date.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. Our expenses will depend on many factors, including the timing and extent of spending to further develop SIL204 and initiate clinical trials, support research and development efforts, investments in potential additional pipeline products, and increased overall compensation as we continue to hire additional personnel. Our expenses will increase if and as we:

•	initiate a clinical trial powered for statistical significance with respect to SIL204;
•	seek marketing approvals for SIL204 in various territories;
•	apply for Orphan Drug Designation in both the U.S. and EU for our SIL204 product;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional operational, clinical, quality control and scientific personnel;
•	add additional product candidates to our pipeline;
•	develop additional cancer indications for SIL204;
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

Continued Nasdaq Listing

As described above in this “Overview” under “Operations and Financing Activities” and as detailed further in “Liquidity and Capital Resources” of this MD&A below, our financial condition depends on, and is supported by, our ability to fund our operations on an ongoing basis, including through equity financings. Our Nasdaq listing facilitates that ability, as many potential investors or financing sources may be unwilling to consider an investment in our company on reasonable terms-or at all-if our ordinary shares and warrants were to be delisted from Nasdaq. Such a delisting would likely reduce the liquidity of our securities and increase volatility in our trading price.

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

In addition to becoming subject to, and remedying, a Nasdaq shareholders’ equity listing deficiency, we also became subject to, and subsequently remedied, a Nasdaq minimum bid price deficiency. On July 18, 2025, we received a letter from Nasdaq notifying us that for the 30 consecutive business days preceding the letter, the closing bid price of our ordinary shares was below the minimum $1.00 per share bid price required for continued listing on Nasdaq. The letter indicated that the Nasdaq panel would consider the bid price deficiency in its decision as to whether to enable us to remain listed on the Nasdaq Capital Market. Following shareholder approval at our reconvened annual general meeting on July 14, 2025, we effected a 1-for-15 reverse share split on July 29, 2025, which raised the price of our ordinary shares above $1.00, and we maintained a closing price above $1.00 for more than 10 consecutive trading days afterwards, thereby remedying the minimum bid price deficiency.

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

As of March 31, 2026, our shareholders’ equity was below the requisite $2.5 million level totaled to $0.3 million. Nevertheless, as a result of our consummation of our May 2026 induced warrant exercise transaction in which we raised $1.0 million, and additional equity-increasing transactions effected on or about May 15, 2026, we have restored our shareholders’ equity above the $2.5 million level as of the date of this quarterly report, to $2.6 million.

While we believe we have successfully addressed all immediate compliance concerns, we must continue to maintain compliance with all Nasdaq Capital Market listing standards. There can be no assurance that we will be able to maintain compliance with the shareholders’ equity requirement, the minimum bid price requirement, or any other applicable standard for continued listing on the Nasdaq Capital Market on an ongoing basis.

Authorized Share Capital Increase

At an extraordinary general meeting originally held on April 28, 2026 and reconvened on May 5, 2026 (the “May 2026 extraordinary general meeting”), our shareholders approved an increase in our authorized share capital from $121,500, divided into 9,000,000 ordinary shares with a par value of $0.0135 each, to $796,500, divided into 59,000,000 ordinary shares of a par value of $0.0135 each, thereby providing us with additional capacity to issue equity securities. This increase in our authorized share capital has enabled us to raise required capital through the induced warrant exercise transaction in May 2026 and should enable us to pursue additional financing activities, such as a potential additional public offering and sales of ordinary shares under the ATM Agreement, in order to finance our operations and maintain compliance with the Nasdaq minimum $2.5 million shareholders’ equity requirement.

Prospective Reverse Share Split

In May 2026, our board of directors approved, and at the May 2026 extraordinary general meeting, our shareholders approved, a reverse share split at a ratio of 1-for-10, subject to reduction of that ratio to the extent needed to comply with the Nasdaq listing requirement minimum for publicly held shares. That reverse share split will apply to our authorized share capital, including both all issued and outstanding, and all authorized but unissued, ordinary shares. The reverse share split will result in the consolidation of our authorized share capital from $796,500 divided into 59,000,000 ordinary shares of a par value of $0.0135 each, to $796,500 divided into 5,900,000 ordinary shares of a par value of $0.135 each. Our issued ordinary shares as of May 14, 2026, 4,189,954 issued and outstanding ordinary shares of a par value of $0.0135 will be consolidated into (as of May 14, 2026) 418,995 issued and outstanding ordinary shares of a par value of $0.135. Our authorized unissued ordinary shares will be consolidated from (as of May 14, 2026) 54,810,046 unissued shares of a par value of $0.0135 into 5,481,005 authorized unissued shares of a par value of $0.135.

This reverse share split will be necessary in order to raise our share price and thereby enable us to avoid falling into non-compliance with the $1.00 minimum bid price requirement for listing on the Nasdaq Capital Market. If our share price were to close below $1.00 for 30 consecutive trading days, we would be subject to immediate delisting, subject to our ability to appeal that delisting to a Nasdaq hearings panel. Our maintenance of a share price that is comfortably above the $1.00 minimum bid price level is furthermore a key strategic interest of ours, as it will assist us in raising capital to continue to support our clinical trials. If we are unable to maintain a share price comfortably above the $1.00 level, we will likely be unable to attract desirable investors that provide financing on a timely basis. That, in turn, would require us to significantly curtail, delay, or discontinue one or more of our research, development or manufacturing programs or the commercialization of any product candidates, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially adversely affect our business, financial condition, and results of operations.

We intend to effect the reverse share split as soon as practicable following the approval by our shareholders at the May 2026 extraordinary general meeting.

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

Results of Operations

We are providing within this section a discussion and analysis of our historical statement of operations data in accordance with accounting principles generally accepted in the United States of America, or GAAP. Our financial statements included elsewhere in this quarterly report, as well as the financial data and related discussion and analysis contained in this MD&A, relate to our financial condition and results of operations as of, and for the three-month period ended, March 31, 2026, as compared to the corresponding information for the three-month period ended, March 31, 2025.

Comparison of three-month periods ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three-month periods ended March 31, 2026 and 2025:

	Three-month period ended March 31,
	2026	2025
	(U.S. dollars, in thousands)
Operating expenses:

Research and development	$1,370	$590
General and administrative	1,379	1,060
Total operating expenses	2,749	1,650
Operating loss	2,749	1,650
Financial expenses (income), net	(16)	85
Loss before income tax	2,733	1,735
Income tax	*	*
Net loss for the quarter	$2,733	$1,735

* Represents an amount less than $1

Research and Development Expenses

The following table summarizes our research and development expenses for the three-month periods ended March 31, 2026 and 2025:

	Three-month period ended March 31,
	2026	2025
	(U.S. dollars, in thousands)
Payroll and related expenses	$263	$369
Share-based compensation expenses	130	-
Subcontractors and consultants	891	156
Rent and maintenance	55	40
Other	31	25
Total research and development expenses	$1,370	$590

Research and development expenses increased by approximately $0.8 million, or 133.3%, to $1.4 million for the three-month period ended March 31, 2026, compared to $0.6 million for the three-month period ended March 31, 2025. The increase resulted mainly from an increase in subcontractors and consultants expenses in an aggregate amount of $0.7 million related to toxicology studies and product development required to support initiation of the planned human clinical trial expected in the second quarter of 2026 including GMP manufacturing of our drug product. In addition, we experienced an increase in share-based compensation expenses of $0.1 million related to executive officers’ grants issued in February 2026, which did not recur in 2025.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three-month periods ended March 31, 2026 and 2025:

	Three-month period ended March 31,
	2026	2025
	(U.S. dollars, in thousands)
Payroll and related expenses	$241	$332
Share-based compensation expenses	215	21
Professional service	783	525
Depreciation	2	4
Rent and maintenance	49	30
Patent registration	8	4
Travel expenses	-	54
Other	81	90
Total general and administrative expenses	$1,379	$1,060

General and administrative expenses increased by approximately $0.3 million, or 27.3%, to $1.4 million for the three-month period ended March 31, 2026, compared to $1.1 million for the three-month period ended March 31, 2025. The increase resulted mainly from an increase in professional services costs in an amount of $0.3 million, primarily related to legal, investor relations, press release activities, director compensation, and other expenses associated with the costs of operating as a public company. In addition, share-based compensation expenses increased by approximately $0.2 million related to equity grants to executive officers and directors in February 2026.

Financial expenses, net

Financial expenses (income), net decreased by approximately $0.1 million, or 100%, to $0 million for the three-month period ended March 31, 2026 compared to $0.1 million for the three-month period ended March 31, 2025. The decrease was mainly due to a decrease in revaluation expenses of financial instruments (mainly promissory notes).

Net loss

Net loss increased by approximately $1.0 million, or 58.8%, to $2.7 million for the three-month period ended March 31, 2026, compared to $1.7 million for the three-month period ended March 31, 2025. The increase was mainly due to an increase in our research and development expenses mainly related to preparations for the human clinical trial and general and administrative expenses.

Liquidity and Capital Resources

Overview

Our capital requirements depend on many factors, including the timing and extent of spending to further develop SIL204 and conduct pre-clinical and clinical trials, support research and development efforts, investments in potential additional pipeline products, and increased overall compensation as we continue to hire additional personnel. For the three months ended March 31, 2026 and 2025, we had net losses of $2.7 million and $1.7 million, respectively. As of March 31, 2026, our cash and cash equivalents totaled $2.4 million.

To date, our principal sources of liquidity have evolved together with our progression as a company. As a private company, we (i.e., Silexion Israel) raised proceeds from private offerings of our ordinary shares and convertible preferred shares, grants from the Israeli Innovation Authority, issuance of convertible financing agreements (CFA), and SAFE financings. Upon the Closing of the Business Combination, we raised funds from a PIPE in which Greenstar, LP, an affiliate of the Moringa sponsor, purchased Moringa ordinary shares that converted automatically into Silexion ordinary shares. Following the Closing, as a public company with ordinary shares and warrants registered under the Exchange Act and trading on Nasdaq, we have obtained financings in various manners, including the following, which are described in greater detail below:

•	registered public offerings of ordinary shares and pre-funded warrants, along with ordinary warrants, in January 2025 and September 2025 (as described below under “Public Offerings via H.C. Wainwright”);

•	warrant exercise inducement transactions, which were completed in January 2025, August 2025 and May 2026 (as described below under “Induced Warrant Exercise Transactions”);

•	additional warrant exercises, such as in connection with the January 2025 and September 2025 public offerings, when investors exercised following the closing of those offerings an aggregate of 42,683 ordinary warrants and 445,000 Series B ordinary warrants issued in those respective offerings; and

•

ongoing financings via the ATM Agreement, under which we raised approximately $0.08 million during March 2026 and furthermore received an investment from certain investors in an aggregate amount of $0.75 million during April 2026; and an amount of $0.33 million during May 2026

•	ongoing financings via the ELOC Agreement (all of which were completed during the year ended December 31, 2024).

We furthermore anticipate additional ongoing financings via the ATM pursuant to the ATM Agreement with H.C. Wainwright, which provides for the potential sale of up to $13.17 million of our ordinary shares under our shelf registration statement on Form S-3, of which $12.0 million remains available for sale as of the date of this quarterly report, as well as potential additional public offerings of ordinary shares and (to the extent included in any such public offerings) pre-funded warrants and ordinary warrants.

Based on our current business plan, we believe our current cash and cash equivalents, and anticipated cash flow from operations, will not be sufficient to meet our anticipated cash requirements for the next 12 months, but rather only for several months, from the filing date of this quarterly report. We will need to raise additional capital to finance our operations, expand our business and pipeline, maintain our compliance with the Nasdaq shareholders’ equity requirement, or for other reasons.

Assumption Regarding Going Concern

Note 1(d) to our unaudited consolidated financial statements for the three-month period ended March 31, 2026 included in this quarterly report and Note 1(g) to our audited consolidated financial statements for the year ended December 31, 2025 included in the 2025 annual report describe the substantial doubt about our ability to continue as a going concern as of those respective dates. Additionally, in its report accompanying our audited consolidated financial statements included in the 2025 annual report, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations and our cash outflows from operating activities raise substantial doubt as to our ability to continue as a going concern. That means that our management and independent registered public accounting firm have expressed substantial doubt about our ability to continue our operations without an additional infusion of capital from external sources. Our unaudited consolidated financial statements included herein have been prepared on a going concern basis and do not include any adjustments that may be necessary should we be unable to continue as a going concern. If we are unable to finance our operations, our business would be in jeopardy and we might not be able to continue operations and might have to liquidate our assets. In that case, investors might receive less than the value at which those assets are carried on our consolidated balance sheets as of March 31, 2026, and it is likely that investors would lose all or a part of their investment.

We have lease obligations and other contractual obligations and commitments as part of our ordinary course of business. See [“Note 5: Operating Leases” and “Note 7: Commitments and Contingent Liabilities”] to our consolidated financial statements for the year ended December 31, 2025 included in our 2025 annual report for information about our lease obligations.

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

Public Offerings via H.C. Wainwright

On January 15, 2025 and January 17, 2025, and again on September 11, 2025 and September 12, 2025, we priced and closed, respectively, registered public offerings in which we offered and sold, on a best efforts basis ordinary shares, pre-funded warrants and ordinary warrants, with H.C. Wainwright as the sole placement agent (the “January 2025 Offering” and “September 2025 Offering”, collectively, the “HCW Offerings”):

•	in the January 2025 Offering, (i) 143,067 ordinary shares, (ii) 103,847 pre-funded warrants to purchase up to 103,847 ordinary shares and (iii) 246,914 ordinary warrants to purchase up to 246,914 ordinary shares, at purchase prices of $20.25 per ordinary share and accompanying ordinary warrant, and $20.25 per pre-funded warrant and accompanying ordinary warrant; and

•	in the September 2025 Offering, (i) 1,392,250 ordinary shares, (ii) 107,750 pre-funded warrants to purchase up to 107,750 ordinary shares, (iii) 1,500,000 Series A ordinary warrants, each to purchase one ordinary share, and (iv) 1,500,000 Series B ordinary warrants, each to purchase one ordinary share (the Series A ordinary warrants and Series B ordinary warrants are collectively referred to as “ordinary warrants”), at a purchase price of $4.00 per share and accompanying two ordinary warrants, and $3.9999 per pre-funded warrant and accompanying two ordinary warrants.

Aggregate gross proceeds from the January 2025 Offering and September 2025 Offering (without taking into account any proceeds from any future exercises of warrants) were approximately $5.0 million and $6.0 million, respectively.

The pre-funded warrants from the HCW Offerings were immediately exercisable at exercise prices of $0.0015 and $0.0001 for the January 2025 Offering and September 2025 Offering, respectively, per ordinary share, and did not expire until exercised in full. The ordinary warrants from the January 2025 Offering and September 2025 Offering had exercise prices of $20.25 and $4.00, respectively, per underlying ordinary share, and were immediately exercisable. The ordinary warrants from the January 2025 Offering and Series A ordinary warrants from the September 2025 Offering could be exercised for five years from issuance, while the Series B ordinary warrants from the September 2025 Offering could be exercised for a period of 12 months from issuance.

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

In accordance with our engagement agreement with H.C. Wainwright , we paid to H.C. Wainwright aggregate cash placement agent fees equal to 7.0% of the gross proceeds received by us in the HCW Offerings, as well as management fees equal to 1.0% of the gross proceeds raised in the HCW Offerings. We also reimbursed H.C. Wainwright for certain of its expenses in connection with the offerings. Pursuant to the engagement agreement, we also issued to H.C. Wainwright (or its designees) 17,284 and 105,000 placement agent warrants to purchase up to 17,284 and 105,000 ordinary shares, respectively, in the two HCW Offerings, representing 7.0% of the sum of the shares and pre-funded warrants sold in the offerings. Those placement agent warrants have exercise prices of $25.3125 and $5.00, respectively, per ordinary share (representing 125% of the public offering price per ordinary share and accompanying ordinary warrant(s) in the respective offerings), are exercisable for five years from the date of the commencement of sales in the HCW Offerings, and otherwise reflect substantially the same terms as the ordinary warrants sold in the HCW Offerings.

The net proceeds to us from the HCW Offerings were approximately $4.25 million and $5.20 million before deducting estimated offering expenses payable by us. We are using the proceeds from the HCW Offerings to advance our pre-clinical and clinical studies, and for general corporate purposes.

Induced Warrant Exercise Transactions

On January 29, 2025, July 31, 2025, and May 15, 2026, we entered into inducement offer letter agreements with holders of 148,102, 152,106, and 1,995,092, respectively, of our existing ordinary warrants. Those warrants had been issued in the January 2025 Offering, the January 2025 warrant exercise inducement transaction, the July 31/August 1, 2025 warrant exercise inducement transaction, and the September 2025 Offering. Under the warrant inducement offer letter agreements, on January 30, 2025, August 1, 2025, and May 15, 2026, the holders exercised those warrants for cash and purchased 148,102, 152,106, and 1,995,092 ordinary shares, respectively, at cash exercise prices of $20.25, $11.57 and $0.50 per share, respectively, and in consideration of our issuance to them of new ordinary warrants to purchase up to an aggregate of 148,102, 304,212, and 3,990,184 ordinary shares, respectively, at exercise prices of $22.50, $11.32, and $0.50, respectively, per share. In the January 2025 warrant exercise inducement transaction, the exercising holders also paid us an additional $1.88 per new ordinary warrant issued to them. We received aggregate gross proceeds of approximately $3.3 million, $1.8 million, and $1.0 million from the exercise of the existing warrants by the holders in January 2025, August 2025, and May 2026, respectively, before deducting placement agent fees and other offering expenses payable by us.

We engaged H.C. Wainwright to act as our exclusive placement agent in connection with the transactions contemplated by the inducement letters and paid H.C. Wainwright cash fees equal to 7.0% of the aggregate gross proceeds received from the holders’ exercise of their existing ordinary warrants, as well as management fees equal to 1.0% of the gross proceeds from the exercise of those warrants. We also issued to H.C. Wainwright or its designees placement agent warrants to purchase up to 10,368, 10,647, and 139,656 ordinary shares, respectively (representing 7.0% of the existing ordinary warrants that were exercised in the respective transactions), which have the same terms as the new warrants issued in the transactions, except that the placement agent warrants have exercise prices equal to $27.66 per share, $14.46, and $0.50 per share, respectively (125% of (i) the sum of the exercise price of the existing warrants exercised, and the additional $1.88 paid per new ordinary warrant, in the January 2025 transaction, (ii) the $11.57 exercise price of the existing warrants exercised, in the August 2025 transaction, and (iii) the $0.50 exercise price of the existing warrants exercised, in the May 2026 transaction).

Similar to the new ordinary warrants issued to investors in these transactions, the placement agent warrants became exercisable either immediately from the date of issuance (in the case of the January 2025 warrant exercise transactions), upon approval by our shareholders of an increase in our authorized share capital, which occurred on August 19, 2025 at our reconvened extraordinary general meeting (in the case of the August 2025 induced warrant exercise transaction), and at approval by our shareholders of the induced warrant exercise transaction (in the case of the May 2026 induced warrant exercise transaction). All new warrants and placement agent warrants issued in these transactions remain exercisable until the 24-month anniversary of the effective date of the resale registration statements filed to cover the resale of shares underlying the new warrants and placement agent warrants (except for the new ordinary warrants issued in the May 2026 induced warrant exercise transaction, of which 2,045,000 warrants, along with all placement agent warrants, have an exercise period of five years and 1,945,184 warrants have an exercise period of 24 months (in each case, from the later of the initial exercise date and the effective date of the resale registration statement). We also paid certain fees and expenses in connection with the induced warrant exercise transactions.

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

We are using the net proceeds from these transactions for general corporate purposes, R&D activities, and (in the case of the May 2026 induced warrant exercise transaction) to support our Phase 2/3 clinical trial for SIL204 to be initiated in the second quarter of 2026.

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

At-The-Market Offering Agreement

Prospectively, we expect to raise additional capital on an ongoing basis under our ATM. On September 26, 2025, we entered into the ATM Agreement with H.C. Wainwright, as sales agent or principal, providing for the offer and sale from time to time of up to $13,170,000 of our ordinary shares under the ATM, which ATM offering was registered under our Shelf Registration Statement. No sales were made under the ATM Agreement during the third or fourth quarters of 2025, in part due to customary standstill restrictions on subsequent offerings imposed upon us in connection with our September 2025 public offering. During the first quarter of 2026, we raised approximately $0.08 million (net of sales agent fees) from the sale of 64,080 ordinary shares under the ATM. Furthermore, on April and May 2026, we sold an aggregate of 679,845 and 1,088,255 ordinary shares to certain investors pursuant to the ATM Agreement, at a price per share of $1.14 and an average price of 0.32, raising aggregate proceeds of $0.75 and 0.33 million (net of sales agent fees), respectively.

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

Issuance of, and Conversions Under, A&R Sponsor Promissory Note

Effective as of the Closing, we issued to the Moringa sponsor, and the Moringa sponsor accepted, in amendment and restatement, and replacement, in their entirety, of all existing promissory notes issued by Moringa to the Moringa sponsor from Moringa’s initial public offering until the Closing (and as to which the obligations of Moringa were assigned to Silexion upon the Closing), the A&R Sponsor Promissory Note in an amount of $3,433,000, which reflected the total amount owed by Moringa to the sponsor through the Closing Date. The maturity date of the A&R Sponsor Promissory Note is the 30-month anniversary of the Closing Date (i.e., February 15, 2027).

Amounts outstanding under the A&R Sponsor Promissory Note may be repaid (unless otherwise decided by us) only by way of conversion into ordinary shares in accordance with the terms set forth in the form of A&R Sponsor Promissory Note. Silexion and the Moringa sponsor may also convert amounts outstanding under the A&R Sponsor Promissory Note at the price per share at which we conduct equity financings following the Closing, subject to a minimum conversion amount of $100,000, in an amount of ordinary shares constituting up to thirty percent (30%) of the number of ordinary shares issued and sold by us in such equity financing. The sponsor may also elect to convert amounts of principal outstanding under the note into ordinary shares at any time following the 24-month anniversary of the date of the Closing, subject to a minimum conversion of $10,000, at a price per share equal to the volume weighted average price of the ordinary shares on the principal market on which they are traded during the 20 consecutive trading days prior to the conversion date.

On September 15, 2025, in connection with the September 2025 Offering, we converted $1.8 million of principal outstanding under the A&R Sponsor Promissory Note into 450,000 ordinary shares that we issued to the Moringa sponsor. As of March 31, 2026, the remaining principal amount outstanding under the A&R Sponsor Promissory Note was $1,633,000. On May 14, 2026, in connection with the May 2026 induced warrant exercise transaction and the sales under the ATM facility executed in May 2026, we converted $0.4 million of principal outstanding under the A&R Sponsor Promissory Note into 925,004 ordinary shares that we issued to the Moringa sponsor. Following the foregoing conversions under the Related Party Promissory Note, the remaining principal amount outstanding under the A&R Sponsor Promissory Note was $1,229,000 of the date of this filing.

The Moringa sponsor (which is controlled by our former director, Ilan Levin) has notified us that it disputes the conversion into ordinary shares under the terms of the convertible note and has demanded repayment of the note in full. We believe that the conversion was carried out in strict compliance with the substantive and procedural requirements of the note, and reject any claim to the contrary.

Government Grants

Our research and development efforts have been financed, in part, through royalty-bearing grants from the Israeli Innovation Authority (the “IIA”). As of March 31, 2026, we had received IIA royalty-bearing grants totaling approximately $5.8 million (all of which was received from grants prior to the Closing of the Business Combination).

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

As of March 31, 2026, the total royalty amount that may be payable by our company is approximately $5.8 million ($6.8 million, including interest).

Cash Flows

Cash flows for the three-month periods ended March 31, 2026 and 2025

The following table summarizes our cash flows for the periods indicated:

	Three-month period ended March 31,
	2026	2025
	(U.S. dollars, in thousands)
Cash and cash equivalents and restricted cash at beginning of the period	$6,075	$1,270
Net cash used in operating activities	(3,646)	(2,453)
Net cash used in investing activities	-	(6)
Net cash provided by financing activities	83	7,432
Net increase (decrease) in cash and cash equivalents and restricted cash	$(3,563)	$4,973
Translation adjustments on cash and cash equivalents and restricted cash	(14)	(10)
Cash and cash equivalents and restricted cash at end of the period	$2,498	$6,233

Cash Used in Operating Activities

Net cash used in operating activities increased by approximately $1.1 million, or 44.0%, to $3.6 million for the three-month period ended March 31, 2026, compared to $2.5 million for the three-month period ended March 31, 2025. This increase was mainly due to an increase in prepayments attributed to R&D product development subcontractors and consultants, primarily related to the GMP batch manufacturing of our drug product, to support the initiation of the planned human clinical trial expected in the second quarter of 2026.

Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $7.3 million, or 98.6%, to approximately $0.1 million for the three-month period ended March 31, 2026, compared to $7.4 million for the three-month period ended March 31, 2025. This decrease was mainly due to our having raised only approximately $0.1 million (net of sales agent fees) of cash under the ATM in the three-month period ended March 31, 2026, as opposed to in the three-month period ended March 31, 2025, when we raised cash proceeds of (i) $5 million (offset in part by $0.7 million of issuance costs) in the January 2025 Offering, (ii) $0.9 million from the exercise of warrants, and (iii) $3.3 million from a warrant exercise inducement transaction (offset in part by $0.4 million of transaction expenses), each, as described above under “Liquidity and Capital Resources”, offset in part by $0.7 million of cash payments (the Settlement Prepayment Amount and the Remaining Amount) that we made under the EarlyBird Convertible Note in the three-month period ended March 31, 2025.

Funding Requirements

We expect to devote substantial financial resources to our ongoing and planned activities, particularly further development of SIL204 as we conduct our planned clinical trials.

Identifying potential product candidates and conducting pre-clinical testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. For additional information, please refer to Part I, Item 1A. “Risk Factors” in our 2025 annual report, including “Risks Related to Our Financial Condition and Capital Requirements— We have never generated any revenue from product sales and may never be profitable” and “Risks Related to the Research and Development of Silexion’s Product Candidates-- We are heavily dependent on the success of our product candidates...”.

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

As of March 31, 2026, we had cash and cash equivalents of $2.4 million. Based on our current cash balance, as well as our history of operating losses and negative cash flows from operations, combined with our anticipated use of cash to, among other things, (i) fund the preclinical and clinical development of our products, (ii) identify and develop new product candidates, and (iii) seek approval for SIL204 and any other product candidates we may develop, our management has concluded that we do not have sufficient cash to fund our operations for 12 months from the issuance date of our consolidated financial statements for the three months ended March 31, 2026 included in this quarterly report without additional financing, and, as a result, there is substantial doubt about our ability to continue as a going concern.

In making this determination, applicable accounting standards prohibited us from considering the potential mitigating effect of plans that have not been fully implemented as of the date of our consolidated financial statements for the quarter ended March 31, 2026, including, without limitation, plans to raise additional capital. Our financial information throughout this quarterly report, and our financial statements for the quarter ended March 31, 2026 contained herein, have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and our consolidated financial statements for the quarter ended March 31, 2026 do not include any adjustments that might result from the outcome of this uncertainty.

We currently estimate that our existing cash and cash equivalents are sufficient to fund business operations for only several months from the filing date of this quarterly report.

We have based these estimates and expectations on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. We could not, as of the March 31, 2026 balance sheet date of the unaudited financial statements for the quarter ended March 31, 2026, determine the exact level of funds that will be available to us upon potential equity financings. Our expected use of funds represents our intentions based upon our current plans and business condition, which could change in the future as our plans and business condition evolve and the level of funding available to us becomes clearer. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of SIL204 and any studies or other product candidates that we pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate.

Until such time, if ever, as we can generate substantial revenues from product sales, we expect to finance our cash needs through a combination of public and private equity offerings, including registered public offerings similar to the HCW Offerings completed in January 2025 and September 2025, warrant exercise inducement transactions similar to those completed in late January 2025, early August 2025, and May 2026, ordinary-course sales of ordinary shares into the market pursuant to the ATM Agreement, strategic alliances, collaborations, and marketing, distribution, or licensing arrangements. However, adequate additional financing may not be available to us on acceptable terms, or at all, and the availability of such financing may be impacted by the economic climate and market conditions.

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

Critical Accounting Policies and Estimates

For a description of our significant accounting policies, see Note 2 to our consolidated financial statements for the year ended December 31, 2025 included in the 2025 annual report and Note 2 to our unaudited condensed consolidated financial statements for the three-month period ended March 31, 2026 included in this quarterly report.

The preparation of our unaudited condensed consolidated financial statements for the three-month period ended March 31, 2026 and our consolidated financial statements for the year ended December 31, 2025 in conformity with U.S. GAAP required our management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements for the three-month period ended March 31, 2026 and consolidated financial statements for the year ended December 31, 2025, and in related footnotes. Actual results may differ from these estimates. We base our judgments on our experience and on various assumptions that we believe to be reasonable under the circumstances.

Of our policies, the following are considered critical to an understanding of our unaudited condensed consolidated financial statements for the three-month period ended March 31, 2026 and consolidated financial statements for the year ended December 31, 2025, as they require the application of subjective and complex judgment, involving critical accounting estimates and assumptions impacting our unaudited condensed consolidated financial statements for the three-month period ended March 31, 2026 and consolidated financial statements for the year ended December 31, 2025.

The critical accounting estimates relate to the following:

Valuation of Promissory Notes

As part of the Business Combination, we issued to the Moringa sponsor, as well as EarlyBird, promissory notes, which we irrevocably designated to be measured at fair value. The EarlyBird Convertible Note was retired on March 18, 2025. In 2025, the fair value of the A&R Sponsor Promissory Note is measured using a discount rate based on a B rated US dollar zero-coupon discount curve, plus a credit spread of 7.56%. The discount rate was determined with reference to benchmark interest rates of secured loans reported by venture capitals, which were then used to extract our entity-specific credit spread. Since the A&R Sponsor Promissory Note is not senior secured, one notch downgrade was applied. The expected timing of conversion or redemption of the note has been determined using our management’s forecast. In 2026, valuation technique was changed to a Monte Carlo simulation framework to model the expected conversion price at the Promissory Note’s maturity date, which is based on a contractual 20-day average closing price mechanism.

Recent Accounting Pronouncements

See Note 2 on page F-[18] to our financial statements for the year ended December 31, 2025 included in the 2025 annual report for a description of recent accounting pronouncements applicable to our financial statements for the three-month period ended March 31, 2026 and the year ended December 31, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

Our management evaluated, with the participation of our chief executive officer and chief financial officer, any change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, pursuant to paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Based upon that evaluation, our chief executive officer and chief financial officer concluded that there was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from our expectations, as described in this quarterly report, include the risk factors described in “Part I, Item 1.A Risk Factors” section of the 2025 annual report. As of the date of this quarterly report, there have been no material changes to those risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Recent Sales of Unregistered Securities

There were no sales of equity securities by the Company during the three months ended March 31, 2026 that were not registered under the Securities Act.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this quarterly report on Form 10-Q:

No.	Description of Exhibit
3.1.1	Amended and Restated Memorandum and Articles of Association of Silexion Therapeutics Corp (formerly Biomotion Sciences) (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on August 21, 2024)
3.1.2	Ordinary Resolution Effecting 1-for-9 Reverse Share Split to Share Capital of Silexion Therapeutics Corp (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on November 29, 2024)
3.1.3	Ordinary Resolution Effecting 1-for-15 Reverse Share Split to Share Capital of Silexion Therapeutics Corp (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on July 29, 2025)
3.1.4	Ordinary Resolution Approving Increase in Authorized Share Capital to $121,500 (9,000,000 ordinary shares, par value $0.0135) (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on August 19, 2025)
3.1.5	Ordinary Resolution Approving Increase in Authorized Share Capital to $796,500 (59,000,000 ordinary shares, par value $0.0135) (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on May 5, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILEXION THERAPEUTICS CORP

Date: May 15, 2026	/s/ Ilan Hadar
	Name:	Ilan Hadar
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	/s/ Mirit Horenshtein-Hadar
	Name:	Mirit Horenshtein-Hadar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)