Form 10-K/A
period 2025-12-31
Silexion Therapeutics Corp
filed 2026-05-19
CIK 2022416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Silexion Therapeutics Corp (the “Company”, “we”, “us” or “our”) for the fiscal year ended December 31, 2025, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 17, 2026 (the “Original 10-K”), is being filed solely to amend and restate Part II “Item 9A. Controls and Procedures” to correct typographical errors whereby the date as of which the Company’s management evaluated the effectiveness of our internal control over financial reporting is stated as December 31, 2024 whereas that evaluation was actually carried out as of December 31, 2025. Those typographical errors are corrected in this Amendment.

This Amendment contains only the cover page, this explanatory note, the complete text of Item 9A, the exhibit list, a signature page and the certifications of the Company’s principal executive and financial and accounting officers under the Sarbanes Oxley Act of 2002, as amended.

Other than as expressly set forth herein (including updated versions of Exhibits 3.5 and 10.5.2 listed in the exhibit index, which reflect updated versions of matters included in the Original 10-K that have been approved by our shareholders since the filing of the Original 10-K), this Amendment does not, and does not purport to, amend, update or restate the information in the Original 10-K or reflect any events that have occurred after the Original 10-K was filed. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original 10-K was filed. This Amendment should be read together with the Original 10-K and the Company’s other filings with the SEC.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents were filed as part of the Original 10-K:

(1)	Our financial statements as of, and for the year ended December 31, 2025, which were included in the “F-“ pages of the Original 10-K.

(3)	The exhibits are listed in the following Exhibit Index:

Exhibit No.	Description
3.1
Amended and Restated Memorandum and Articles of Association of Silexion Therapeutics Corp (formerly Biomotion Sciences) (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on August 21, 2024)

3.2
Ordinary Resolution Effecting 1-for-9 Reverse Share Split to Share Capital of Silexion Therapeutics Corp (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on November 29, 2024)

3.3
Ordinary Resolution Effecting 1‑for‑15 Reverse Share Split to Share Capital of Silexion Therapeutics Corp (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8‑K filed with the SEC on July 29, 2025)

3.4
Ordinary Resolution Approving Increase in Authorized Share Capital to $121,500 (9,000,000 ordinary shares, par value $0.0135) (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8‑K filed with the SEC on August 19, 2025)

3.5
Ordinary Resolution Approving Increase in Authorized Share Capital to $796,500 (59,000,000 ordinary shares, par value $0.0135) (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8‑K filed with the SEC on May 5, 2026)

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
10.5.2#
Amendment to Section 5(b)(i) of the Silexion Therapeutics Corp 2024 Equity Incentive Plan (incorporated by reference to Annex C to Silexion Therapeutics Corp’s Proxy Statement on Schedule 14A, filed with the SEC on April 9, 2026)

10.6#
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
31.1**
Certification of Silexion Therapeutics Corp’s Chief Executive Officer (Principal Executive Officer) pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**
Certification of Silexion Therapeutics Corp’s Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***
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
101.DEF*Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104* Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed with the Original 10-K.
**   Filed with this Amendment.
*** Furnished with this Amendment.
# Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Silexion Therapeutics Corp

By:	/s/ Ilan Hadar
Name:	Ilan Hadar
Title:	Chairman of the Board and Chief Executive Officer
Date:	May 19, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ilan Hadar	Chairman of the Board and Chief Executive Officer	May 19, 2026
Ilan Hadar	(Principal Executive Officer)

/s/ Mirit Horenshtein Hadar	Chief Financial Officer	May 19, 2026
Mirit Horenshtein Hadar	(Principal Financial and Accounting Officer)

/s/ Ruth Alon	Director	May 19, 2026
Ruth Alon

/s/ Dror Abramov	Director	May 19, 2026
Dror Abramov

/s/ Avner Lushi	Director	May 19, 2026
Avner Lushi

/s/ Shlomo Noy	Director	May 19, 2026
Shlomo Noy

/s/ Amnon Peled	Director	May 19, 2026
Amnon Peled