Form 10-Q
period 2026-06-30
Silexion Therapeutics Corp
filed 2026-08-14
CIK 2022416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, par value $0.135 per share	SLXN	The Nasdaq Stock Market LLC
Warrants exercisable for ordinary shares at an exercise price of $15,525.00 per share	SLXNW	The Nasdaq Stock Market LLC

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

Yes ☐    No ☒

As of August 13, 2026, 5,560,256 ordinary shares, par value $0.135 per share, of the registrant were issued and outstanding.

SILEXION THERAPEUTICS CORP
QUARTERLY REPORT ON FORM 10-Q

i

CERTAIN TERMS

Unless otherwise stated in this quarterly report on Form 10-Q (this “quarterly report” or “Form 10-Q”), references to:

●
“we”, “us”, “our”, “the company”, “the Company”, “our company”, “Silexion”, or the “registrant” are to Silexion Therapeutics Corp (formerly known as Biomotion Sciences), a Cayman Islands exempted company, which is filing this quarterly report;

●
“A&R Sponsor Promissory Note” are to the convertible promissory note in an original principal amount of $3.433 million that our company issued to the Moringa sponsor at the Closing, in amendment and restatement of all promissory notes previously issued by Moringa to the sponsor for funds borrowed by Moringa from the sponsor between the initial public offering and the Closing of the Business Combination, under which approximately $0.2 million remains outstanding as of the date of this quarterly report;

●
“ATM” and “ATM Agreement” are to our at-the-market offering and the At The Market Offering Agreement, dated September 26, 2025, with H.C. Wainwright, as sales agent or principal, respectively, under which we may sell from time to time of up to $13.17 million of our ordinary shares;

●
“Business Combination” are to the business combination transactions completed pursuant to the Business Combination Agreement, whereby, among other things: (i) Moringa Acquisition Merger Sub Corp (a Cayman Islands exempted company and a wholly owned subsidiary of Silexion) (“Merger Sub 2”) merged with and into Moringa, with Moringa continuing as the surviving company and a wholly-owned subsidiary of Silexion; (ii) August M.S. Ltd. (an Israeli company and a wholly owned subsidiary of Silexion) (“Merger Sub 1”) merged with and into Silexion Israel, with Silexion Israel continuing as the surviving company and a wholly-owned subsidiary of Silexion; (iii) the security holders of each of Moringa and Silexion Israel exchanged their securities for securities of Silexion at alternate, set exchange rates; (iv) the ordinary shares, warrants and units of Moringa were delisted from the Nasdaq Capital Market and deregistered under the Exchange Act; and (v) the ordinary shares and warrants of Silexion issued in the Business Combination commenced trading on the Nasdaq Global Market;

●	“Business Combination Agreement” are to the Amended and Restated Business Combination Agreement, dated April 3, 2024, by and among Moringa, Silexion, Merger Sub 1, Merger Sub 2, and Silexion Israel;

●	“Closing” are to the closing of the Business Combination, which occurred on August 15, 2024 (the “Closing Date”);

●	“Exchange Act” are to the U.S. Securities Exchange Act of 1934, as amended;

●	“H.C. Wainwright” are to H.C. Wainwright & Co., LLC;
●	“initial public offering” or “IPO” are to Moringa’s initial public offering of its Class A ordinary shares and warrants, which was consummated in two closings, on February 19, 2021 and March 3, 2021;
●
“Moringa” are to Moringa Acquisition Corp, a Cayman Islands exempted company, which was the special purpose acquisition company with which we effected the Business Combination, and which became an inactive, wholly-owned subsidiary of ours upon the Closing of the Business Combination until its dissolution on June 30, 2026;

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

●	“ordinary shares” are to our ordinary shares, par value $0.135 per share;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the U.S. Securities Act of 1933, as amended;

●	“Silexion Israel” are to Silexion Therapeutics Ltd., an Israeli company, which is a wholly-owned subsidiary of Silexion through which our operations are primarily conducted;
●
“warrants” are to our warrants to purchase ordinary shares, consisting of (i) public warrants and private warrants issued pursuant to the Business Combination in exchange for corresponding warrants of Moringa, as well as (ii) warrants that we have issued and sold in public offering(s) and/or private placements (including induced warrant exercise transactions) subsequent to the Closing of the Business Combination;

●
“2025 annual report” refer to our annual report on Form 10-K for the year ended December 31, 2025, which we filed with the SEC on March 17, 2026, as amended by Amendment No. 1 thereto, filed with the SEC on May 19, 2026; and

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected or projected. All statements other than statements of historical fact included in this quarterly report, including statements in “Part I. Financial Information, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy, preclinical and clinical development plans, regulatory interactions and submissions, expected timing of clinical trial initiation and results, capital requirements, financing activities, and Nasdaq listing status and compliance, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “target,” “plan,” “project,” “could,” “should,” “may,” “might,” “will,” “would,” “potential,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain those identifying words. Forward-looking statements in this quarterly report may include, for example, statements about:

•
our current and planned clinical studies and trials involving our product candidates (in particular, SIL204), including the conduct, enrollment, and anticipated results of the Phase 2/3 clinical trial of SIL204 in locally advanced pancreatic cancer, anticipated study designs, and the timing of related regulatory submissions and approvals;

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

The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including, among others:

•	our Phase 2/3 clinical trials of SIL204 in locally advanced pancreatic cancer may not yield favorable results;

•	we are a development-stage company and have a limited operating history on which to assess our business;

•	we have never generated any revenue from product sales and may never be profitable;

•	we will need to raise substantial additional funding, which may not be available on acceptable terms, or at all, and which would likely cause dilution to our shareholders;

•	we may be unable to maintain our compliance with the Nasdaq Listing Rules that are applicable to us and may be subject to the delisting of our ordinary shares and warrants;

•	the approach we are taking to discover and develop novel RNAi therapeutics is unproven for oncology and may never lead to marketable products;

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
v

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Explanatory Note

Reverse Share Splits

During the second quarter of 2026— on May 28, 2026— we effected a reverse share split of our authorized ordinary shares (both issued and outstanding, and unissued) at a ratio of 1-for-10, with a market effective date of May 29, 2026. Previously, during the third quarter of 2025— on July 28, 2025— we had effected a reverse share split of our authorized ordinary shares (both issued and outstanding, and unissued) at a ratio of 1-for-15, with a market effective date of July 29, 2025. Unless specifically indicated otherwise in this quarterly report, all quantities of shares, share equivalents (such as warrants and options to purchase ordinary shares, and restricted share units (RSUs) that may be settled for ordinary shares), and prices per share (trading prices, purchase prices, and exercise prices) have been adjusted (when related to a date or time period prior to the relevant reverse share split(s), on a retroactive basis) to reflect a reduced number of shares or share equivalents, and an increase in the price per share, which have resulted from those reverse share splits.

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026

SILEXION THERAPEUTICS CORP
INTERIM FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

_____________________

______________________________

_____________________

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	U.S. dollars in thousands
Assets
CURRENT ASSETS:
Cash and cash equivalents	$2,229	$5,991
Restricted cash	29	27
Prepaid expenses	1,372	570
Other current assets	111	49
TOTAL CURRENT ASSETS	3,741	6,637

NON-CURRENT ASSETS:
Restricted cash	62	57
Long-term deposit and other non-current assets	75	84
Property and equipment, net	20	25
Operating lease right-of-use asset	348	412
TOTAL NON-CURRENT ASSETS	505	578
TOTAL ASSETS	$4,246	$7,215

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(except share data)

	June 30,	December 31,
	2026	2025
	U.S. dollars in thousands
Liabilities and shareholders’ equity
CURRENT LIABILITIES:
Trade payables	$1,180	$787
Current maturities of operating lease liability	199	182
Employee related obligations	628	879
Other account payable	984	910
Private warrants to purchase ordinary shares (including $* due to related party, as of June 30, 2026 and December 31, 2025)	*	*
Related Party Promissory Note	985	-
TOTAL CURRENT LIABILITIES	3,976	2,758

NON-CURRENT LIABILITIES:
Long-term operating lease liability	226	286
Related Party Promissory Note	-	1,568
TOTAL NON-CURRENT LIABILITIES	$226	$1,854
TOTAL LIABILITIES	$4,202	$4,612

SHAREHOLDERS' EQUITY: Ordinary shares ($0.135 par value per share, 5,900,000 and 900,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 1,179,844 and 312,665 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	160	42
Additional paid-in capital	61,334	57,727
Accumulated deficit	(61,450)	(55,166)
TOTAL SHAREHOLDERS' EQUITY	$44	$2,603
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,246	$7,215

All share amounts reflect a 1-for-10 reverse share split effected on May 28, 2026, as discussed in Note 1(d)

* Represents an amount less than $1

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(except share and per share data)

	Six months ended June 30			Three months ended June 30
	2026	2025		2026	2025
	U.S. dollars in thousands			U.S. dollars in thousands
OPERATING EXPENSES:
Research and development (including $176 and $0 from related party for the six-month periods ended June 30, 2026 and 2025, respectively, and including $46 and $0 from related party for the three months period ended June 30, 2026 and 2025, respectively)	$3,582	$1,608		$2,212	$1,018
General and administrative (including $282 and $58 from related party for the six-month periods ended June 30, 2026 and 2025, respectively, and including $67 and $37 from related party for the three months period ended June 30, 2026 and 2025, respectively)	2,847	2,326		1,468	1,266
TOTAL OPERATING EXPENSES	6,429	3,934		3,680	2,284
OPERATING LOSS	6,429	3,934		3,680	2,284
Financial expenses (income), net (including $(169) and $229 from related party for the six months period ended June 30, 2026 and 2025, respectively, and including $(154) and $197 from related party for the three months period ended June 30, 2026 and 2025, respectively)	(145)	301		(129)	216
LOSS BEFORE INCOME TAX	$6,284	$4,235		$3,551	$2,500
INCOME TAX	*	3		*	3
NET LOSS	$6,284	$4,238		$3,551	$2,503

LOSS PER SHARE, BASIC AND DILUTED	$12.41	$82.12		$5.17	$43.19

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE	506,202	51,613	**	687,353	57,952	**

* Represents an amount less than $1

** All share and per share amounts reflect (for periods preceding the relevant reverse share split, on a retroactive basis) 1-for-10 reverse share split effected on May 28, 2026, as discussed in Note 1(d)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands, except share and per share data)

	Ordinary shares			Additional paid-in Capital	Accumulated deficit	Total shareholders’ equity
	Shares		Amount
BALANCE AT JANUARY 1, 2025	12,323	**	$2	$39,263	$(43,254)	$(3,989)
CHANGES DURING THE SIX-MONTH PERIOD ENDED JUNE 30, 2025 (unaudited):
Issuance of ordinary shares and warrants upon January offering, net of issuance costs and exercise of pre-funded warrants to ordinary shares (see Note 4(a))	24,695		3	4,252		4,255
Exercise of warrants upon January Offering (see Note 4(a))	4,270		1	863		864
Issuance of ordinary shares and warrants upon January Inducement Offer, net of issuance costs (see Note 4(b))	14,810		2	2,812		2,814
Share-based compensation	3		*	58		58
Conversion of Underwriters Promissory Note	1,852		*	356		356
Net loss					(4,238)	(4,238)
BALANCE AS OF JUNE 30, 2025	57,953		$8	$47,604	$(47,492)	$120

BALANCE AT JANUARY 1, 2026	312,665		$42	$57,727	$(55,166)	$2,603
CHANGES DURING THE SIX-MONTH PERIOD ENDED JUNE 30, 2026 (unaudited):
Issuance of Ordinary Shares under the At-the-Market Sales Agreement, net of issuance costs (see Note 6(a))	450,079		61	1,879		1,940
Issuance of ordinary shares and warrants upon warrants inducement, net of issuance costs (see Note 4(c))	199,510		27	802		829
Share-based compensation	64,270		9	533		542
Conversion of Related Party Promissory Note (see Note 5)	153,320		21	393		414
Net loss					(6,284)	(6,284)
BALANCE AS OF JUNE 30, 2026	1,179,844		$160	$61,334	$(61,450)	$44

All share amounts reflect (when presented as of dates or for periods preceding the relevant reverse share split, on a retroactive basis) 1-for-10 reverse share split effected on May 28, 2026, as discussed in Note 1(d)

* Represents an amount less than $1

** Net of 3 treasury shares held by the Company as of January 1, 2025

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS CORP
UNAUDITED CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands, except per share data)

	Ordinary shares			Additional paid-in Capital	Accumulated deficit	Total shareholders’ equity
	Shares		Amount
BALANCE AT MARCH 31, 2025	57,950	**	$8	$47,567	$(44,989)	$2,586
CHANGES DURING THE THREE MONTHS PERIOD ENDED JUNE 30, 2025 (unaudited):
Share-based compensation	3		*	37		37
Net loss					(2,503)	(2,503)
BALANCE AS OF JUNE 30, 2025	57,953		$8	$47,604	$(47,492)	$120

BALANCE AT MARCH 31, 2026	339,486		$46	$58,144	$(57,899)	$291
CHANGES DURING THE THREE MONTHS PERIOD ENDED JUNE 30, 2026 (unaudited):
Issuance of Ordinary Shares under the At-the-Market Sales Agreement, net of issuance costs (see Note 6(a))	443,671		60	1,804		1,864
Issuance of ordinary shares and warrants upon warrants inducement, net of issuance costs (see Note 4(c))	199,510		27	802		829
Share-based compensation	43,857		6	191		197
Conversion of Related Party Promissory Note (see Note 5)	153,320		21	393		414
Net loss					(3,551)	(3,551)
BALANCE AS OF JUNE 30, 2026	1,179,844		$160	$61,334	$(61,450)	$44

All share amounts reflect (when presented as of dates or for periods preceding the relevant reverse share split, on a retroactive basis) 1-for-10 reverse share split effected on May 28, 2026, as discussed in Note 1(d)

* Represents an amount less than $1

** Net of 3 treasury shares held by the Company as of March 31, 2025

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30		Three months ended June 30
	2026	2025	2026	2025
	U.S. dollars in thousands		U.S. dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,284)	$(4,238)	$(3,551)	$(2,503)
Adjustments required to reconcile loss to net cash used in operating activities:
Depreciation	5	7	3	3
Share-based compensation expenses	542	58	197	37
Non-cash financial expenses	(131)	310	(135)	229

Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(802)	(717)	157	(205)
Increase in other current assets	(62)	(1)	(15)	(5)
Increase (decrease) in trade payable	393	(237)	268	(30)
Net change in operating lease	(11)	1	(7)	2
Increase (decrease) in employee related obligations	(251)	(14)	68	4
Increase (decrease) in other account payable	30	(129)	90	(39)
Net cash used in operating activities	(6,571)	(4,960)	(2,925)	(2,507)

CASH FLOWS FROM INVESTING ACTIVITIES-
Investment in long-term deposits	(1)	-	(1)	-
Purchase of property and equipment	-	(7)	-	(1)
Net cash used in investing activities	(1)	(7)	(1)	(1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Ordinary Shares under the At-the-Market Sales Agreement	2,071	-	1,985	-
Payment and prepayment of issuance costs related to At-the-Market Sales Agreement	(121)	-	(118)	-
Proceeds from issuance of ordinary shares upon January 2025 Offering	-	5,000	-	-
Issuance costs related to January 2025 Offering	-	(745)	-	(95)
Proceeds from exercise of warrants upon January 2025 Offering	-	864	-	-
Proceeds from issuance of ordinary shares upon January 2025 and May 2026 Inducement Offer	998	3,276	998	-
Issuance costs related to warrants inducement transaction	(125)	(462)	(125)	(100)
Payment of Underwriters Promissory Note	-	(696)	-	-
Net cash provided by (used in) financing activities	2,823	7,237	2,740	(195)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(3,749)	2,270	(186)	(2,703)
EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(6)	4	8	14
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	6,075	1,270	2,498	6,233
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$2,320	$3,544	$2,320	$3,544

SILEXION THERAPEUTICS CORP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30		Three months ended June 30
	2026	2025	2026	2025
	U.S. dollars in thousands		U.S. dollars in thousands
Appendix A – RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH REPORTED IN THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	2,229	3,466	2,229	3,466
Restricted cash	91	78	91	78
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH SHOWN IN STATEMENT OF CASH FLOWS	$2,320	$3,544	$2,320	$3,544

Appendix B - SUPPLEMENTARY INFORMATION:
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Prepaid issuance expenses utilized, in respect of At-the-Market Sales Agreement	$60	$-	$53	$-
Accrued and unpaid issuance expenses in respect of May 2026 Inducement Offer	$44	$-	$44	$-
Conversion of Promissory Note to ordinary shares	$414	$356	$414	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$13	$-	$-
Interest received	$46	$46	$14	$44

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(U.S. dollars in thousands, except share and per share data)

NOTE 1 - GENERAL:

a.	Introduction

Silexion Therapeutics Corp (“Silexion” or the “Company”) is a clinical-stage biotechnology company developing, through its subsidiaries, RNA interference (RNAi) therapies for KRAS-driven cancers. Silexion’s approach targets a significant unmet medical need, as treatment innovation for KRAS-driven cancers has historically lagged despite KRAS being one of the most common oncogenic drivers across solid tumors. Silexion’s lead product candidate, SIL204, is a second-generation siRNA therapy, designed to silence mutant KRAS, using an integrated treatment approach that combines intratumoral and systemic administration. The Company was originally formed for the purpose of effecting the Business Combination Transactions (as defined below). Following the closing of the Business Combination Transactions on August 15, 2024 (the “Closing”), the Company became a publicly-traded holding company with one primary active wholly-owned subsidiary — Silexion Therapeutics Ltd. (formerly known as Silenseed Ltd.) (“Silexion Israel”), an Israeli limited company, through which much of its operations are conducted, along with certain additional inactive subsidiaries, including Moringa Acquisition Corp (“Moringa” or the “SPAC”), a Cayman Islands exempted company, and Silenseed (China) Ltd. , a Chinese company.

On April 3, 2024, the Company entered into an Amended and Restated Business Combination Agreement (hereinafter, the “A&R BCA”) with the SPAC, Silexion Israel, August M.S. Ltd. an Israeli company and wholly-owned subsidiary of the Company (“Merger Sub 1”), and Moringa Acquisition Merger Sub Corp, a Cayman Islands exempted company and additional wholly-owned subsidiary of the Company (“Merger Sub 2”). Pursuant to the closing under the A&R BCA, which occurred on August 14, 2024, both Silexion Israel and the SPAC became wholly-owned subsidiaries of the Company, which became a publicly-held, Nasdaq-listed entity whose securities are traded under the ticker symbols “SLXN” and “SLXNW” (the transactions effected pursuant to the A&R BCA are referred to as the “Business Combination Transactions”).

b.	Creation of New Subsidiary and Dissolution of Old Subsidiary

On February 9, 2026, the Company purchased a German shelf company for immaterial consideration, which was subsequently renamed Silexion Therapeutics GmbH (“Silexion Germany”), to conduct the Company’s clinical trials in Germany. As of June 30, 2026, no substantial activity has commenced in Silexion Germany.

Effective on June 30, 2026, the Company completed the dissolution of its Moringa subsidiary, which had been inactive since the Closing of the Transactions.

c.	Israeli Wars Against Iran and Regional Terrorist Organizations

In October 2023, Israel was attacked by Hamas, a terrorist organization and entered a state of war. Following those events, there were additional active hostilities between Israel and additional regional terrorist groups, including Hezbollah in Lebanon, and the Houthi movement, which controls parts of Yemen, as well as between Israel and Iran.

In response to ongoing Iranian aggression and support of proxy attacks against Israel, on June 12, 2025, Israel conducted a series of pre-emptive defensive air strikes in Iran targeting Iran’s nuclear program and military commanders. Iran responded with missile attacks on Israel. On June 24, 2025, a ceasefire was reached between Israel and Iran.

On October 9, 2025, Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas. That ceasefire has been mostly maintained since that time.

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(U.S. dollars in thousands, except share and per share data)

NOTE 1 - GENERAL (continued):

In late February 2026, Israel and the United States pre-emptively attacked Iran. As part of that conflict, Iran and Hezbollah launched missile attacks throughout Israel. As a result, the Israeli government imposed restrictions on the opening of non-essential places of business and announced the recruitment of military reserves. In April 2026 and again in June 2026, temporary agreements were reached between the United States, on the one hand, and Iran, on the other hand, under which negotiations would continue to reach a permanent ceasefire. In June 2026, Israel and Lebanon reached a framework agreement brokered by the United States, for a phased process to end Israel’s conflict in Lebanon, providing for the eventual disarmament of Hezbollah in exchange for an Israeli troop withdrawal from parts of southern Lebanon. although Hezbollah has outright rejected the deal.

As of the date of these financial statements, it is unclear whether, and for how long, any of the foregoing ceasefires will continue.

The Company’s employees and management personnel, as well as one of the two locations for its clinical trials for SIL204, are located in Israel; however, other core activities including research and development, clinical, regulatory etc. are located outside of Israel. Throughout the periods of hostilities, the Company’s activities in Israel have been largely unaffected. On the other hand, travel restrictions imposed on the Company’s management during certain periods of the conflict adversely impacted the Company’s ability to raise funds to finance its activities during those periods. During the six months ended June 30, 2026 and as of June 30, 2026, the impact of the hostilities on the Company’s overall results of operations and financial condition was immaterial.

The Company is unable to estimate the impact, if any, of future developments related to these conflicts on its financial position, results of operations, or cash flows. Such developments are outside the Company’s control and may impact the Company, its financial position, its ability to conduct financing activities, its results of operations, and its cash flows. The Company continues to monitor these developments in order to assess the potential effects of the potential resumption of these military conflicts on its activities.

d.	Reverse Share Split

On May 28, 2026, the Company effected a 1-for-10 reverse share split of all of its issued and outstanding, and authorized but unissued, ordinary shares, whereby one share was issued to shareholders in exchange for every 10 shares held by them. The reverse share split resulted in a corresponding increase in the par value of the Company’s ordinary shares, from $0.0135 per share to $0.135 per share. No fractional shares were issued as a result of the reverse split.

Unless otherwise indicated, all quantities of ordinary shares, and all per share amounts (for each of Silexion, Silexion Israel, and Moringa), in these consolidated financial statements, for all periods in 2026 and 2025 have been retroactively adjusted to reflect this reverse share split. Similarly, all prices per share data have been adjusted upwards to reflect the corresponding increases in the price per share that have resulted from this reverse share split.

e.	Going concern

Since its inception, the Company has devoted substantially all its efforts to research and development, clinical trials, and capital raising activities. The Company is still in its development and clinical stage and has not yet generated revenues.

The Company has incurred losses of $6,284, $3,551 and $11,912 for the six-month and three-month period ended on June 30, 2026 and for the year ended December 31, 2025, respectively. During the six-month period ended on June 30, 2026, the Company had negative operating cash flows of $6,571.  As of June 30, 2026, the Company had cash and cash equivalents of $2,229.

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(U.S. dollars in thousands, except share and per share data)

NOTE 1 - GENERAL (continued):

The Company expects to continue incurring losses, and negative cash flows from operations. Management is in the process of evaluating various financing alternatives, as the Company will need to finance future research and development activities, general and administrative expenses and working capital through fund raising. However, there is no assurance that the Company will be successful in obtaining such funding. In addition, the Company is exploring the use of mitigating actions such as postponing expenses that are not based on firm commitments.

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

The accompanying condensed financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial statements and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which include normal and recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2026, and the consolidated results of operations, statements of changes in shareholders’ equity and cash flows for the three-month and six-month periods ended June 30, 2026 and 2025.

The consolidated results for the three-month and six-month periods ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026.

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

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(U.S. dollars in thousands, except share and per share data)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

c.	Restricted cash

As of June 30, 2026 and December 31, 2025, the Company pledged an amount of $62 and $57, respectively in favor of a bank as collateral for guarantees provided to secure operating lease payments.

The Company is required to hold a minimum amount of NIS 87 in its bank account in order to maintain availability of a credit line from its credit card company.

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

NOTE 3 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Balance sheets:

a.	Other accounts payable

	June 30	December 31
	2026	2025
Accrued expenses	$933	$859
Income tax	51	51
	$984	$910

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(U.S. dollars in thousands, except share and per share data)

NOTE 3 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION (continued):

Statement of operations:

b.	Research and development expenses

	Six months ended June 30		Three months ended June 30
	2026	2025	2026	2025
Payroll and related expenses	$774	$854	$511	$485
Share-based compensation expenses	230	-	100	-
Subcontractors and consultants	2,429	598	1,538	442
Rent and maintenance	106	95	51	55
Other	43	61	12	36
	$3,582	$1,608	$2,212	$1,018

c.	General and administrative expenses

Payroll and related expenses	$661	$739	$420	$407
Share-based compensation expenses	312	58	97	37
Professional services	1,571	1,111	788	586
Depreciation	5	7	3	3
Rent and maintenance	94	85	45	55
Patent registration	10	51	2	47
Travel expenses	37	91	37	37
Other	157	184	76	94
	$2,847	$2,326	$1,468	$1,266

d.	Financial expense (income), net

Change in fair value of financial liabilities measured at fair value	$(169)	$277	$(154)	$198
Interest income, net	(46)	(34)	(14)	(43)
Foreign currency exchange loss, net	67	55	40	61
Other	3	3	(1)	-
Total financial expense (income), net	$(145)	$301	$(129)	$216

NOTE 4  - WARRANTS TO PURCHASE ORDINARY SHARES:

a.
For a description of the warrants that the Company issued in its January 2025 and September 2025 public offerings of ordinary shares, pre-funded warrants, and ordinary warrants, see note 8a to the Company’s audited consolidated financial statements as of, and for the year ended, December 31, 2025. For a description of the warrants that the Company issued in its January 2025 and July/August 2025 induced warrant exercise transactions, see note 8b to the Company’s audited consolidated financial statements as of, and for the year ended, December 31, 2025.

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(U.S. dollars in thousands, except share and per share data)

NOTE 4  - WARRANTS TO PURCHASE ORDINARY SHARES (continued):

b.
May 2026 Induced Warrant Exercise Transaction

On May 15, 2026, the Company entered into an inducement offer letter agreement (the “May 2026 Inducement Offer”) with holders of 199,510 of the Company’s existing ordinary warrants that had been issued in the Company’s July/August 2025 induced warrant exercise transaction and September 2025 public offering. Under the May 2026 Inducement Offer, those holders exercised those warrants for cash and purchased 199,510 ordinary shares at a reduced cash exercise price of $5 per share. As consideration for the holders’ agreement to exercise those existing warrants, the Company issued to them 399,020 new ordinary warrants to purchase up to an aggregate of 399,020 ordinary shares at an exercise price of $5 per share (the “May 2026 New Warrants”), of which, 204,500 are Series C warrants that expire five years, and 194,520 are Series D warrants that expire 24 months, after the later of (i) the date of shareholder approval of the exercisability of the May 2026 New Warrants (as required under the Nasdaq Listing Rules) (which occurred on July 20, 2026) and (ii) the effective date of a registration statement registering the resale of the shares underlying the May 2026 New Warrants (which occurred on June 18, 2026).

The Company received aggregate gross proceeds of approximately $998 from the exercise of the existing ordinary warrants by the holders in the May 2026 Inducement Offer transaction, before deduction of placement agent fees and other offering expenses of $169. The induced exercise of equity-classified warrants was accounted for as issuance costs of the May 2026 New Warrants.

Upon exercise for cash of any May 2026 New Warrants, in certain circumstances, the placement agent will receive from the Company a cash fee of 8.0% of the aggregate gross exercise price. The Company also issued to the placement agent 13,966 warrants to purchase up to 13,966 ordinary shares pursuant to the May 2026 Inducement Offer transaction, which have the same terms as the May 2026 New Warrants issued in the transaction, except that the placement agent warrants have an exercise price equal to $6.25 per share. Those placement agent warrants are exercisable for the same five-year period as the Series C warrants issued in the May 2026 Inducement Offer transaction. Upon exercise for cash of any May 2026 New Warrants, in certain circumstances, the Company will issue to the placement agent warrants that are exercisable for 7.0% of the number of ordinary shares issuable upon the exercise of those May 2026 New Warrants. As of June 30, 2026, the payment of cash fees and issuance of additional warrants to the placement agent upon exercise of May 2026 New Warrants were not probable (see Note 13)

Summary of Outstanding warrants to purchase ordinary shares: Below is a summary of the Company's outstanding warrants to purchase ordinary shares as of June 30, 2026:

Warrant Type	Exercise Price	Expiration date	Number of Ordinary Shares Issuable Upon Warrant Exercise

Ordinary Private Warrants	$15,525	August 15, 2029	141
Ordinary Public Warrants	$15,525	August 15, 2029	4,260
January 2025 Ordinary Warrants	$202.5	January 17, 2030	3,367
January 2025 Placement Agent Warrants	$253.13	January 15, 2030	1,729
January 2025 Inducement Ordinary Warrants	$225.0	January 31, 2027	1,847
January 2025 Inducement Placement Agent Warrants	$276.57	January 31, 2027	1,037
July/August 2025 Inducement Ordinary Warrants	$113.2	August 12, 2027	11,037
July/August 2025 Inducement Placement Agent Warrants	$144.63	August 12, 2027	1,065
September 2025 Ordinary Warrants - Series A	$40.0	September 11, 2030	47,750
September 2025 Ordinary Warrants - Series B	$40.0	September 11, 2026	27,625
September 2025 Placement Agent Warrants	$50.0	September 11, 2030	10,500
May 2026 Inducement Ordinary Warrants - Series C	5.0	July 20, 2031	204,500
May 2026 Inducement Ordinary Warrants - Series D	5.0	July 20, 2028	194,520
May 2026 Inducement Placement Agent Warrants	6.25	July 20, 2031	13,966
			523,344

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(U.S. dollars in thousands, except share and per share data)

NOTE 5 - RELATED PARTY PROMISSORY NOTE:

Effective as of the Closing of the Business Combination Transactions, Silexion issued to Moringa Sponsor, L.P. (the “Sponsor”) in replacement in their entirety of all previously existing promissory notes issued by Moringa to the Sponsor from its IPO until the Closing, an amended and restated promissory note (the “Related Party Promissory Note”, and, together with the promissory note issued by Silexion to the underwriter of Moringa’s initial public offering for amounts owed to that underwriter in connection with the Closing (the “Underwriters Promissory Note”), the “Promissory Notes”) in an amount of $3,433. This reflected the total amount owed by Moringa to the Sponsor through the Closing. The maturity date of the Related Party Promissory Note is the 30-month anniversary of the Closing (i.e., February 15, 2027). Amounts outstanding under the Related Party Promissory Note may be repaid (unless otherwise decided by Silexion) only by way of conversion into Silexion ordinary shares (“Note Shares”). Silexion and the Sponsor may also convert amounts outstanding under the Related Party Promissory Note at the price per share at which Silexion conducts an equity financing following the Closing, subject to a minimum conversion amount of $100, in an amount of Note Shares constituting up to thirty percent (30%) of the number of Silexion ordinary shares issued and sold by Silexion in such equity financing. The Sponsor may also elect to convert amounts of principal outstanding under the note into Silexion ordinary shares at any time following the 24-month anniversary of the Closing, subject to a minimum conversion of $10, at a price per share equal to the volume weighted average price of the Silexion ordinary shares on the principal market on which they are traded during the 20 consecutive trading days prior to the conversion date.

On September 15, 2025, in connection with the closing of its public offering, the Company converted $1,800 of the Related Party Promissory Note into 45,000 ordinary shares at a fair value of $1,624. The converted amount represented 30% of the funds raised by the Company in its September 2025 public offering, in accordance with the Company’s conversion right under the Related Party Promissory Note.

During the six-month period ended on June 30, 2026, the Company converted aggregate amounts of $596 of the principal amount of the Related Party Promissory Note (see Note 3(b) to the Company’s financial statements for the year ended December 31, 2025) into an aggregate of 153,320 ordinary shares, at fair values of $414. The conversions were effected in connection with the May 2026 Inducement Offer transaction and sales by the Company of ordinary shares under the Sales Agreement for the Company’s ATM facility (as described in Note 6(a) below).

As of June 30, 2026, $1,037 of the principal amount of the Related Party Promissory Note remained outstanding.

NOTE 6  - SHAREHOLDERS’ EQUITY:

a.
Sales Under ATM

On September 26, 2025 the Company entered into an At-The-Market Offering Agreement (the “Sales Agreement”) with a sales agent. In accordance with the terms of the Sales Agreement, the Company may offer and sell up to $13,170 of its newly issued ordinary shares from time to time through the sales agent, under an At-the-Market (“ATM”) facility (see Note 9(c) to the Company’s financial statements for the year ended December 31, 2025).

The sales agent will not sell ordinary shares unless instructed by the Company and will use commercially reasonable efforts to sell on the Company’s behalf all of the ordinary shares requested to be sold by the Company under the ATM facility, subject to the terms of the Sales Agreement.

The sales agent will be entitled to cash compensation equal to 3.0% of the gross sales price of ordinary shares sold under the Sales Agreement.

During the six-month period ended on June 30, 2026, the Company issued and sold 450,079 ordinary shares for $1,940, net of issuance costs (including utilization of prepaid transaction expenses of $60 and placement agent fee) under the Sales Agreement for the Company’s ATM facility. For further details regarding additional amounts raised following the reporting period, see Note 13(b) below.

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(U.S. dollars in thousands, except share and per share data)

NOTE 6  - SHAREHOLDERS’ EQUITY (continued):

b.
Increase in Authorized Share Capital

Upon receipt of the approval of its shareholders to an increase to its authorized share capital at its extraordinary general meeting held on May 5, 2026, on that same day, the Company filed an effective amendment to its memorandum of association with the Registrar of Companies of the Cayman Islands. Upon that filing, the Company’s authorized share capital was increased from $121.5 divided into 900,000 ordinary shares of a par value of $0.135 each, to $796.5 divided into 5,900,000 ordinary shares of a par value of $0.135 each. The foregoing numbers of authorized ordinary shares reflect the reverse share split of 1-for-10 reverse share split effected by the Company on May 28, 2026 (see Note 1(d). For a description of the additional increase to the Company’s authorized share capital that occurred in July 2026, please see Note 13(a) below.

NOTE 7  - SHARE-BASED COMPENSATION:

a.
Overview of quarterly period

The Company's share-based compensation expenses amounted to a total of $542 and $58 in the six-month periods ended June 30, 2026 and 2025, respectively and $197 and $37 in the three-month periods ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there are no shares that remain available for future grants under the Company’s 2024 Equity Incentive Plan (the “2024 Plan”).

On May 5, 2026, the Company’s extraordinary general meeting approved an increase to the number of ordinary shares added annually on January 1 under the “evergreen” provision of Section 5(b)(i) of the 2024 Plan from (i) 5% of the Company’s issued and outstanding ordinary shares, to (ii) such number of ordinary shares as yields a pool of ordinary shares reserved under all equity incentive plans of the Company that constitutes, in the aggregate, 10% of the issued and outstanding ordinary shares on a fully diluted basis. As a result of that increase under the “evergreen” provision, 43,857 ordinary shares were immediately added to the pool of shares reserved for issuance under the 2024 Plan (in addition to the 15,632 ordinary shares already added to that pool as of January 1, 2026 under the prior “evergreen” provision).

All of the foregoing ordinary shares added to the pool under the 2024 Plan pursuant to the “evergreen” provision effective as of January 1, 2026 were allocated to grants to directors and employees during the six-month period ended June 30, 2026.

b.
Summary of options grants and outstanding and exercisable options

Below is a summary of the Company's share-based compensation activity and related information with respect to options granted to employees and non-employees during the six-month period ended June 30, 2026:

	Number of options	Weighted-average exercise price (in U.S. dollars)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in U.S. dollars)

Outstanding at January 1, 2026	627	2,417.71	8.39	-
Granted	4,273	16.50	9.63	-
Outstanding at June 30, 2026	4,900	323.76	9.41	-

Exercisable at June 30, 2026	627	2,411.71	8.39	-

Vested and expected to vest at June 30, 2026	4,900	323.76	9.41	-

In February 2026 and 2025, Silexion’s board of directors granted 4,273 options and 469 options, respectively, to Silexion’s directors.

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(U.S. dollars in thousands, except share and per share data)

NOTE 7  - SHARE-BASED COMPENSATION (continued):

c.
Summary of RSUs grants to employees and non-employees

In February 2025, Silexion’s board of directors approved granting 397 RSUs to Silexion’s directors which vested and issued on February 2026.

In the six months ended June 30, 2026, Silexion granted an aggregate of 63,873 RSUs, all of which were fully vested upon grant, and which immediately settled for 63,873 underlying ordinary shares, to its employees and directors.

d.	Overall share-based compensation expense The share-based compensation expense by line item in the accompanying consolidated statements of operations is summarized as follows:

	Six months ended June 30		Three months ended June 30
	2026	2025	2026	2025
Research and development	$230	$-	$100	$-
General and administrative	312	58	97	37
	$542	$58	$197	$37

NOTE 8  - FAIR VALUE MEASUREMENTS:

a.
Financial instruments measured at fair value on a recurring basis

The Company’s assets and liabilities that are measured at fair value as of June 30, 2026, and December 31, 2025, are classified in the tables below in one of the six categories described in “Note 2 – Fair value measurement”:

	June 30, 2026
	Level 3		Total
Financial Liabilities
Private warrants to purchase ordinary shares	$	*	$	*
Related Party Promissory Note		$985		$985

	December 31, 2025
	Level 3		Total
Financial Liabilities
Private warrants to purchase ordinary shares	$	*	$	*
Promissory Notes		$1,568		$1,568

The following is a roll forward of the fair value of liabilities classified under Level 3:

	Six months ended June 30, 2026				Three months ended June 30, 2026
	Related Party Promissory Note	Private warrants to purchase ordinary shares			Related Party Promissory Note	Private warrants to purchase ordinary shares
Fair value at the beginning of the period	$1,568	$	*		$1,553	$	*
Change in fair value	(169)	$(		*)	(154)	$(		*)
Conversion to equity	(414)		-		(414)		-
Fair value at the end of the period	$985	$	*		$985	$	*

* Represents an amount less than $1

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(U.S. dollars in thousands, except share and per share data)

NOTE 8 - FAIR VALUE MEASUREMENTS (continued):

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

Promissory Notes

In measuring the fair value of the Company’s outstanding Promissory Notes in 2025, a discount rate of 13.37%-13.83% was used, based on a B- rated US dollar zero-coupon discount curve, plus a credit spread of 7.56%. The expected timing of conversion or repayment of the notes was determined using the Company’s forecasts. In 2026, the valuation technique was changed to a Monte Carlo simulation framework to model the expected conversion price at the Related Party Promissory Note’s maturity date, when applicable, which is based on a contractual 20-day average closing price mechanism.

The following table provides quantitative information regarding fair value measurement inputs of the Company’s Related Party Promissory Note as of June 30, 2026:

June 30, 2026
Volatility*	146.5%
Risk Free Rate	3.91%

* The estimation of the volatility was based on the volatility of the Company’s daily share prices for a period equal to the term of the Related Party Promissory Note.

b.
Financial instruments not measured at fair value

The carrying amounts of cash and cash equivalents, restricted cash, other assets, trade payables and other accounts payable approximate their fair value due to the short-term maturity of such instruments.

NOTE 9 - NET LOSS PER SHARE:

The following table sets forth the computation of basic and diluted net loss per share attributable to holders of the Company’s ordinary shares for the periods presented (USD in thousands, except per share data):

	Six months ended June 30		Three months ended June 30
	2026	2025	2026	2025
Numerator:
Net loss	$6,284	$4,238	$3,551	$2,503
Denominator:
Weighted-average shares used in computing net loss per share attributable to holders of ordinary shares, basic and diluted	506,202	51,613	687,353	57,952
Net loss per share attributable to ordinary shareholders, basic and diluted	$12.41	$82.12	$5.17	$43.19

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(U.S. dollars in thousands, except share and per share data)

NOTE 9 - NET LOSS PER SHARE (continued):

Basic loss per share is computed on the basis of the net loss for the period divided by the weighted average number of ordinary shares outstanding during the period, including fully vested options to employee to purchase the Company’s ordinary shares at an exercise price of NIS 3.39 per share, as the Company (or Silexion Israel’s, as applicable) considers these shares to be exercised for little to no additional consideration.

The following instruments were not included in the computation of diluted earnings per share because of their anti-dilutive effect:

For the periods ended on June 30, 2026 and June 30, 2025:

-	Warrants to purchase ordinary shares (see also Note 4);
-	Share-based compensation;
-	Promissory Notes (see also Note 5).

NOTE 10 - TRANSACTIONS AND BALANCES WITH RELATED PARTIES:

Transactions with related parties, which encompasses shareholders, executive officers and directors of the Company, during the periods covered by these financial statements are quantified below:

a.	Transactions:

	Six months ended June 30		Three months ended June 30
	2026	2025	2026	2025
Share-based compensation included in research and development expenses	$176	$-	$46	$-
Share-based compensation included in general and administrative expenses	$282	$58	$67	$37
Financial expenses (income)	$(169)	$229	$(154)	$197

b.	Balances:

	June 30, 2026		December 31, 2025
Current liabilities —
Private warrants to purchase ordinary shares	$	*	$	*
Related Party Promissory Note		985		$-

	June 30, 2026	December 31, 2025
Non-Current liabilities -
Related Party Promissory Note	$-	$1,568

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(U.S. dollars in thousands, except share and per share data)

NOTE 11 - SEGMENT INFORMATION

The Company operates as a single operating segment in the development of RNA interference (RNAi) therapies for KRAS-driven cancers. The Company’s CODM is its Chief Executive Officer (CEO). The CODM reviews the Company’s performance on a consolidated basis. As such, the segment’s loss is the Company’s consolidated net loss and the segment’s assets are the Company’s consolidated assets.

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

	Six months ended June 30		Three months ended June 30
	2026	2025	2026	2025
Clinical trials and other payments to R&D-related service providers	$2,429	$598	$1,538	$442
R&D payroll and related expenses, other than share-based compensation	774	854	511	485
R&D share-based compensation expenses	230	-	100	-
G&A payroll and related expenses, other than share-based compensation	661	739	420	407
G&A share-based compensation expenses	312	58	97	37
Professional services	1,571	1,111	788	586
Depreciation expenses	5	7	3	3
Other segment expenses (*)	447	567	223	324
Operating loss	6,429	3,934	3,680	2,284
Interest income	(46)	(46)	(14)	(44)
Interest expense	-	11	-	-
Other financing expense (income), net	(99)	336	(115)	260
Income taxes	**	3	**	3
Net loss	$6,284	$4,238	$3,551	$2,503

Segment assets	$4,246	$5,797	$4,246	$5,797
Expenditures for segment assets	$-	$(7)	$-	$-
Segment liabilities	$4,202	$5,677	$4,202	$5,677

(*)	Other segment expenses include mainly general and administrative-related expenses, such as rent and maintenance expenses, travel and HR expenses.
(**)	Represents an amount less than $1

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(U.S. dollars in thousands, except share and per share data)

NOTE 12 - CONTINGENCIES:

Legal proceedings

On June 22, 2026, the Sponsor, which is controlled by the Company’s former director, Ilan Levin, filed a claim with the District Court of Tel Aviv against the Company, also naming the Company’s Chairman and Chief Executive Officer, Ilan Hadar, and its Chief Financial Officer, Mirit Horenshtein Hadar, as defendants, disputing the manner of conversion into ordinary shares of a portion of the Related Party Promissory Note, and alternatively demanding payment in cash of the full principal amount of that note, plus damages.

The Company is confident that its partial conversion of the Related Party Promissory Note into ordinary shares, made on several occasions, was carried out in strict compliance with both the substantive and procedural requirements of the note, and refutes all of Moringa’s arguments to the contrary. The Company plans to defend its actions vigorously, and is further considering filing a counterclaim against the Sponsor and Mr. Levin for the damages sustained by the Company as a result of their actions against it in their attempt to accelerate the maturity of the note in order to avoid its conversion.

For further details regarding the Related Party Promissory Note and its partial conversion in several tranches during the three-month and six-month periods ended June 30, 2026, please refer to Note 5.

NOTE 13 - SUBSEQUENT EVENTS:

a.
Approvals by extraordinary general meeting

On July 13, 2026, the Company initially held an extraordinary general meeting, which was adjourned due to the absence of a quorum. On July 20, 2026, the Company reconvened the extraordinary general meeting, at which the Company's shareholders approved, via ordinary resolutions, each of the following two proposals:

(i)
The approval of the exercisability of (a) 399,020 aggregate Series C ordinary warrants and Series D ordinary warrants to purchase up to 399,020 ordinary shares at an exercise price of $5.00 per ordinary share, and (b) 13,966 placement agent warrants to purchase up to 13,966 ordinary shares at an exercise price of $6.25 per ordinary share, issued pursuant to the induced warrant exercise transaction completed on May 18, 2026, as adjusted to reflect the Company's May 2026 reverse share split.

(ii)
An increase in the authorized share capital of the Company by 10,000,000 ordinary shares, from $796.5 divided into 5,900,000 ordinary shares of a par value of $0.135 each, to $2,146.5 divided into 15,900,000 ordinary shares of a par value of $0.135 each.

Upon receipt of the foregoing approval of the increase in authorized share capital, the Company filed an effective amendment to its memorandum of association with the Registrar of Companies of the Cayman Islands on July 20, 2026, at which time that increase became effective.

b.
Sales Under ATM

In July and August 2026, the Company issued and sold an aggregate of 130,249 ordinary shares for $261, net of transaction costs under the Sales Agreement for the Company’s ATM facility (see Note 6).

c.	Conversion of amounts under Related Party Promissory Note

In connection with the sale of 129,749 ordinary shares, in the aggregate, to investors under the ATM facility in July and August 2026 at an average price per share of $2.1, the Company converted $81 of the principal amount under the Related Party Promissory Note into 38,926 ordinary shares, which it issued to the Sponsor at the same price of $2.1 per share as in those transactions.

In connection with the August 2026 Offering (as described under paragraph (d) of this Note 13 below), the Company converted $750 of the principal amount under the Related Party Promissory Note into 1,153,848 ordinary shares, which it issued to the Sponsor, at the same $0.65 price per share as in the August 2026 Offering.

SILEXION THERAPEUTICS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(U.S. dollars in thousands, except share and per share data)

NOTE 13  - SUBSEQUENT EVENTS (continued):

d.	August Public Offering of Ordinary Shares, Pre-Funded Warrants, and Ordinary Warrants

On August 11, 2026, the Company offered and sold, and on August 13, 2026, the Company completed a public offering (the “August 2026 Offering”) of 2,028,619 ordinary shares and 1,817,542 pre-funded warrants to purchase 1,817,542 ordinary shares. Each ordinary share and pre-funded warrant to purchase one ordinary share was sold together with a Series E ordinary warrant to purchase one ordinary share (3,846,161 Series E ordinary warrants to purchase up to 3,846,161 ordinary shares in total). The purchase prices per ordinary share and accompanying Series E ordinary warrant, and per pre-funded warrant and Series E ordinary warrant, were $0.65 and $0.6499, respectively. The aggregate gross proceeds to the Company from the August 2026 Offering were approximately $2,500, while the net proceeds, after transaction costs, were  approximately $2,100.

The pre-funded warrants are immediately exercisable at an exercise price of $0.0001 per ordinary share and will not expire until exercised in full. The Series E ordinary warrants have an exercise price of $0.65 per ordinary share, are immediately exercisable, and may be exercised for five years from issuance.

The Company also issued to the placement agent for the offering 269,231 placement agent warrants to purchase 269,231 ordinary shares. Those placement agent warrants have an exercise price of $0.8125 per ordinary share, are exercisable for five years from the date of issuance, and otherwise reflect substantially the same terms as the Series E ordinary warrants sold in the Offering.

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

Overview

Overview of Operations

We are a clinical-stage biotechnology company developing, through our subsidiaries, RNA interference (RNAi) therapies for cancers driven by mutations in the Kirsten rat sarcoma viral oncogene homolog (“KRAS”). Our approach targets a significant unmet medical need, as treatment innovation for KRAS-driven cancers has historically lagged despite KRAS being one of the most common oncogenic drivers across solid tumors. In pancreatic cancer, for example, approximately 92% of patients have this mutated oncogene. While multiple pharmaceutical companies are pursuing strategies to inhibit KRAS and thereby limit its downstream signaling, our approach is differentiated by targeting the root cause of oncogenic signaling; our lead product candidate, SIL204, is a second-generation siRNA therapy that is engineered to suppress the KRAS oncogene itself, preventing the production of the oncogenic protein. We utilize an integrated treatment approach that combines administering SIL204 both directly into the tumor and systemically via subcutaneous injection, in combination with standard-of-care chemotherapy. In a previous Phase 2 clinical trial with our first-generation siRNA, the combination of siRNA and standard-of-care chemotherapy demonstrated an overall survival benefit compared to standard-of-care chemotherapy alone. Building on preclinical advancements and regimen optimization, we believe SIL204 has the potential to further improve clinical outcomes.

During the second quarter of 2026, we received formal regulatory approvals— from the Israeli Ministry of Health (the “Israeli MoH”) and Germany's Federal Institute for Drugs and Medical Devices (“BfArM”) (in the case of BfArM, based on the positive opinion of the Ethics Committee of the North Rhine Medical Association — to initiate our Phase 2/3 clinical trial for SIL204 in locally advanced pancreatic cancer subjects in Israel and Germany, respectively. Subsequent to the end of the quarter covered by this report, in late July 2026, we initiated the trial at the Tel Aviv Sourasky Medical Center in Tel Aviv, Israel (after having received the approval of the Helsinki Ethics Committee of Tel Aviv Sourasky Medical Center), with commencement of patient screening expected within weeks thereafter and first patient dosing expected to follow. We furthermore expect, in the coming months, that additional Israeli and German trial sites will complete customary site activation procedures, including contracting and budget finalization, and will join the trial. The supply of our SIL204 product candidate for the clinical trials has been manufactured via current good manufacturing practice (cGMP) by Catalent, Inc. at its facility in Limoges, France.

Overview of Financing Activities

As a clinical stage company, we have not realized any revenues to date, and have been solely reliant on financing transactions to fund our operations.

Prior to the Business Combination, as a private company, we financed our operations primarily with the net proceeds from private offerings of our ordinary shares and convertible preferred shares, convertible financing agreements, and Simple Agreement for Future Equity (SAFE) financings, as well as royalty-bearing grants from the Israeli Innovation Authority (the “IIA”). Those grants totaled $5.8 million through June 30, 2026, all of which was received prior to the Business Combination. Since the Closing of the Business Combination, we have primarily relied upon public offerings and private financings to finance our operations, specifically: public offerings of ordinary shares and/or pre-funded warrants, together with ordinary warrants; sales of ordinary shares into the public market in an ongoing manner under the ATM Agreement; and induced ordinary warrant exercise transactions.

Initially as a public company, at the time of the Closing of the Business Combination, we raised $2.0 million via a private investment in public entity (PIPE) financing, in which Moringa sold to Greenstar, LP, an affiliate of the Moringa sponsor, 148 newly issued Moringa ordinary shares at a price of $13,500 per share. Those shares were converted into an equivalent number of Silexion ordinary shares at the Closing. Also in connection with the Closing, we entered into an ordinary share purchase agreement, dated August 13, 2024 and effective as of August 15, 2024, with White Lion Capital, LLC, which provided us with an equity line of credit (the “ELOC”) of up to $15.0 million. We utilized the ELOC for financings from time to time during the early periods following the Closing of the Business Combination, having raised an aggregate of $3.1 million, all of which was raised prior to December 31, 2024. The ELOC expired on December 31, 2025.

Subsequent to that initial period, we transitioned to alternative financing transactions. In January 2025, September 2025, and August 2026, we completed public offerings in which we raised gross proceeds of approximately $5.0 million, $6.0 million and $2.5 million, respectively, before deducting placement agent fees and other offering expenses. In connection with the January 2025 and September 2025 public offerings, investors exercised ordinary warrants and Series B ordinary warrants, respectively, which provided us with additional gross proceeds of $0.9 million and $1.78 million, respectively. As follow-up transactions to the January 2025 and September 2025 public offerings, we completed induced warrant exercise transactions in January 2025, August 2025, and May 2026, which raised gross proceeds of approximately $3.3 million, $1.8 million, and $1.0 million, respectively, before deducting placement agent fees and other offering expenses. H.C. Wainwright served as the exclusive placement agent for each of those public offerings and induced warrant exercise transactions.

Recently, we have been financing our operations on an ongoing basis via our ATM program with H.C. Wainwright, which we entered into in September 2025 and under which we may raise up to $13.17 million via sales of our ordinary shares into the open market. While we were unable to effect any sales under the ATM during 2025, during the second and first quarters of 2026, we raised approximately $1.9 million and $0.08 million (in each case, net of sales agent fees and issuance costs), respectively, and in July 2026 and thus far in August 2026 (through August 11, 2026), we have raised $0.3 million (net of sales agent fees), in the aggregate, from the sale of ordinary shares under the ATM.

Please see “Liquidity and Capital Resources” below in this MD&A for further detail regarding our financing transactions.

Overview of Financial Condition

Since our inception, we have incurred significant operating losses. Our net losses were $6.3 million and $3.6 million for the six months and three months ended June 30, 2026, respectively, and $11.9 million for the year ended December 31, 2025. As of June 30, 2026, we had an accumulated deficit of $61.5 million.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. Our expenses will depend on many factors, including, among other matters: the timing and extent of spending for our clinical trials, regulatory applications, and any further development activities, in each case related to SIL204; the extent of our related research and development activities; our investments in potential additional pipeline products; and whether and when we retain additional personnel to expand our operations. Our expenses will increase as and if we:

•	advance with our Phase 2/3 clinical trials seeking statistically significant results with respect to our SIL204 product candidate in locally advanced pancreatic cancer subjects in Israel and Germany;
•	seek marketing approvals for SIL204 in various territories;
•	apply for Orphan Drug Designation in both the U.S. and EU for SIL204;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional operational, clinical, quality control and scientific personnel;
•	add additional product candidates to our pipeline;
•	develop additional cancer indications for SIL204;
•
add operational, financial and management information systems and personnel, including personnel to support our product development, any future commercialization efforts and our status as a public company; and

•
invest in research and development and regulatory approval efforts in order to utilize our technology as a broader platform focused on the silencing of the KRAS oncogene using RNA-interference therapeutics.

Nasdaq Listing Compliance as Support for Financing Activities and Financial Condition

Our financial condition depends on, and is supported by, our ability to fund our operations on an ongoing basis, including through equity financings. Our Nasdaq listing facilitates that ability, as many potential investors or financing sources may be unwilling to consider an investment in our company on reasonable terms— or at all— if our ordinary shares and warrants were to be delisted from Nasdaq. Such a delisting would likely reduce the liquidity of our securities and increase volatility in our trading price.

As of June 30, 2026, our shareholders’ equity was below the requisite $2.5 million level and totaled to $44 thousand. Nevertheless, as a result of our consummation of our August 2026 Offering in which we raised approximately $2.5 million, and additional equity-increasing transactions following the second quarter ended June 30, 2026, such as sales under the Company’s at-the-market (ATM) offering program in an aggregate amount of $0.3 million, and the conversion of $0.8 million outstanding principal amount under the A&R Sponsor Promissory Note into ordinary shares, we have restored our shareholders’ equity as of June 30, 2026, as adjusted to reflect the foregoing transactions, above the $2.5 million level as of the date of this quarterly report, to approximately $3.2 million.

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

Past Remedy of Nasdaq Listing Deficiencies, Including Via Hearings Process

Our current compliance with the continued listing requirements of the Nasdaq Capital Market reflects our remediation of deficiencies to which we had been subject, both recently and also during the earlier stages of our history as a public company following the Business Combination. Over the course of 2025, we underwent a hearings process with Nasdaq, which together with various remedial actions that we took (including financing transactions and a reverse share split), restored our compliance with Nasdaq listing rules related to shareholders’ equity and minimum bid price, thereby enabling us to avoid the delisting of our ordinary shares and public warrants from Nasdaq. As of September 25, 2025, we received confirmation from Nasdaq that we had restored our compliance with each such Nasdaq listing requirement, subject to an ongoing mandatory panel monitoring period until September 23, 2026. To the extent we are found to once again be out of compliance with the shareholders’ equity requirement during the monitoring period, we will be subject to an immediate delisting notice, without entitlement to a cure or compliance period, subject to our right to request a new hearing before a hearings panel in order to prevent a delisting of our securities from Nasdaq. The threat of an immediate delisting from Nasdaq materialized on May 22, 2025, when we received a delisting notice from the Nasdaq Listing Qualifications Department in respect of two listing deficiencies that we had been unable to remedy during the six-month cure period since we had initially been notified of those deficiencies, on November 19, 2024. The deficiencies related to our failure to maintain (i) a minimum market value of listed securities of $50 million and (ii) a minimum market value of publicly held shares of $15 million, in each case for continued listing on the Nasdaq Global Market (on which our securities were initially listed upon completion of the Business Combination). We appealed the delisting notice to a Nasdaq hearings panel, and a hearing was held before the panel on June 26, 2025. On July 7, 2025, we received a favorable decision from the hearings panel, granting our request to remain listed on Nasdaq, subject to certain conditions. Pursuant to the favorable outcome, the listings of our ordinary shares and warrants were transferred from the Nasdaq Global Market to the Nasdaq Capital Market.

Under the terms of the decision reached by the hearings panel, the continued listing of our securities on the Nasdaq Capital Market was conditioned on our fulfillment of the terms of the compliance plan that we had presented to the panel in connection with the June 26, 2025 hearing. That plan was designed to enable us to achieve at least $2.5 million of shareholders’ equity and thereby comply with the Equity Standard for listing on the Nasdaq Capital Market on a continued basis. The terms of the compliance plan required, in primary part, that on or before September 19, 2025, we demonstrate in a report filed under the Exchange Act our restoration of compliance with, and our expected long-term compliance with, the shareholders’ equity requirement, as to be demonstrated in a balance sheet not older than 60 days to be included in such a filing. We demonstrated that restoration of compliance with the shareholders’ equity requirement in our current report on Form 8-K that we filed with the SEC on September 15, 2025.

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

Authorized Share Capital Increases as Support for Financing Activities and Financial Condition

Our financing activities and our Nasdaq listing compliance are dependent on an ample supply of authorized share capital, which has sometimes been depleted due to a combination of frequent financing transactions and declines in the price of our ordinary shares (the latter of which necessitates the issuance of a greater number of shares to successfully complete the former). We have actively replenished our reserve of ordinary shares twice recently, which under Cayman law and our amended and restated articles of association requires the approval of our shareholders to an effective amendment to our memorandum of association. At extraordinary general meetings originally held on April 28, 2026 and (subsequent to the quarterly period covered by this quarterly report) July 13, 2026, which were reconvened on May 5, 2026 and July 20, 2026, respectively (the “May 2026 extraordinary general meeting” and “July 2026 extraordinary general meeting”, respectively), our shareholders approved increases to our authorized share capital.

The approval at the May 2026 extraordinary general meeting resulted in an increase in our authorized share capital from $121,500, divided into 900,000 ordinary shares with a par value of $0.135 each, to $796,500, divided into 5,900,000 ordinary shares with a par value of $0.135 each. The approval at the July 2026 extraordinary general meeting resulted in a further increase to our authorized share capital from $796,500, divided into 5,900,000 ordinary shares of a par value of $0.135 each, to $2,146,500, divided into 15,900,000 ordinary shares of a par value of $0.135 each.

These increases have provided us with additional capacity to issue equity securities pursuant to financing transactions and other equity-enhancing arrangements, including our May 2026 induced warrant exercise transaction, our August 2026 public offering, and our ongoing sales of ordinary shares under the ATM program, which gained traction in the months of May, June, July and August 2026, thereby enhancing our ability to maintain compliance with the Nasdaq minimum shareholders’ equity requirement.

Reverse Share Splits as Support for Financing Activities and Financial Condition

In addition to the increases to our authorized share capital, we have employed (both recently—in the second quarter of 2026— and previously) other means to support our ability to finance our operations and maintain compliance with Nasdaq listing requirements. Our completion of a 1-for-10 reverse share split in May 2026 proactively bolstered the trading market for our ordinary shares by proportionately increasing (initially) the trading price of our shares. That increase has enhanced the attractiveness of our ordinary shares to a larger pool of potential investors who would not invest in a company with a share price slightly above or below $1.00, while also supporting our compliance with the Nasdaq minimum bid price requirement (which requires the trading price of our ordinary shares to close at or above $1.00 on an ongoing basis). As with the increases to our authorized share capital, the 1-for-10 reverse share split required, under Cayman Islands law and our articles of association, the approval of our shareholders (and, subsequently, implementation by our board of directors). Our shareholders approved that reverse share split at the May 2026 extraordinary general meeting, following which our board of directors effected the 1-for-10 reverse share split of all issued and outstanding, and authorized but unissued, ordinary shares after the close of business on May 28, 2026. Our ordinary shares began trading on a reverse split-adjusted basis on the Nasdaq Capital Market under the existing ticker symbol “SLXN” at the market open on May 29, 2026. As a result of the reverse share split, our authorized share capital remained at the time at $796,500 (prior to our July 2026 increase), but was adjusted, at the time, to consist of 5,900,000 ordinary shares with a par value of $0.135 per share instead of 59,000,000 ordinary shares with a par value of $0.0135 per share.

As described above (under “Overview of Nasdaq Listing Compliance— Past Remedy of Nasdaq Listing Deficiencies, Including Via Hearings Process”), previously, in July 2025 (as well as, at a time that predated the three-month and six-month periods in 2026 and 2025 covered by this quarterly report, in November 2024), we had effected a reverse share split to achieve the same objectives— support for our financing activities and maintenance of our compliance with the $1.00 minimum bid price requirement of Nasdaq. That prior reverse share split was effected on July 28, 2025 at a ratio of 1-for-15 (and, during a period preceding the periods covered by this quarterly report, on November 27, 2024 at a ratio of 1-for-9), and was reflected in the market price of the ordinary shares pre-market on July 29, 2025 (and November 29, 2024), after having been approved by our shareholders at an extraordinary general meeting held (following adjournment) on July 14, 2025 (and November 19, 2024).

Because of our reverse share split on May 28, 2026, if our share price were to close below $1.00 for 30 consecutive trading days prior to the end of the one-year period following that reverse share split (i.e., prior to May 29, 2027), we would be subject to immediate delisting proceedings, subject to our ability to appeal any delisting determination to a Nasdaq hearings panel.

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

We expect to continue to invest in research and development to develop SIL204, including, subject to our financial capacity, hiring additional employees and continuing the research and development of that product candidate. As a result, we expect that our research and development expenses will continue to increase in the future.

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

Our general and administrative expenses have increased, and we expect that— subject to our financial capacity— they will continue to increase in the future, as we fund our continued research and development activities, primarily due to increased headcount to support anticipated growth in the business and due to incremental costs associated with operating as a public company, including costs to comply with the rules and regulations applicable to public companies, such as costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC and Nasdaq listing standards, investor relations, insurance and professional services.

Financial expenses, net

Finance expenses consist primarily of changes in fair value of financial liabilities measured at fair value, interest expenses (income), and exchange rate differences expenses.

Results of Operations

We are providing within this section a discussion and analysis of our historical statement of operations data in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our financial statements included elsewhere in this quarterly report, as well as the financial data and related discussion and analysis contained in this MD&A, relate to our financial condition and results of operations as of, and for the three-month and six-month periods ended, June 30, 2026, as compared to the corresponding information as of, and for the three-month and six-month periods ended, June 30, 2025.

Comparison of six-month periods ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six-month periods ended June 30, 2026 and 2025:

	Six-month period ended June 30,
	2026	2025
	(U.S. dollars, in thousands)
Operating expenses:

Research and development	$3,582	$1,608
General and administrative	2,847	2,326
Total operating expenses	6,429	3,934
Operating loss	6,429	3,934
Financial expenses (income), net	(145)	301
Loss before income tax	6,284	4,235
Income tax	*	3
Net loss	$6,284	$4,238

* Represents an amount less than $1

Research and Development Expenses

The following table summarizes our research and development expenses for the six-month periods ended June 30, 2026 and 2025:

	Six-month period ended June 30,
	2026	2025
	(U.S. dollars, in thousands)
Payroll and related expenses	$774	$854
Share-based compensation expenses	230	-
Subcontractors and consultants	2,429	598
Rent and maintenance	106	95
Other	43	61
Total research and development expenses	$3,582	$1,608

Research and development expenses increased by approximately $2.0 million, or 125.0%, to $3.6 million for the six-month period ended June 30, 2026, compared to $1.6 million for the six-month period ended June 30, 2025. The increase resulted mainly from an increase in subcontractors’ and consultants’ expenses in an aggregate amount of $1.8 million, reflecting our operational ramp-up and preparations, required to support the initiation of our Phase 2/3 human clinical trial, which was initiated in July 2026. These expenses primarily arose from  toxicology studies costs, product development costs, GMP manufacturing costs of our product candidate, regulatory approval expenses, and contract research organization (“CRO”) setup costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six-month periods ended June 30, 2026 and 2025:

	Six-month period ended June 30,
	2026	2025
	(U.S. dollars, in thousands)
Payroll and related expenses	$661	$739
Share-based compensation expenses	312	58
Professional service	1,571	1,111
Depreciation	5	7
Rent and maintenance	94	85
Patent registration	10	51
Travel expenses	37	91
Other	157	184
Total general and administrative expenses	$2,847	$2,326

General and administrative expenses increased by approximately $0.5 million, or 21.7%, to $2.8 million for the six-month period ended June 30, 2026, compared to $2.3 million for the six-month period ended June 30, 2025. The increase resulted mainly from an increase in professional services costs in an amount of $0.5 million, primarily related to legal, consultants, and other expenses associated with the costs of operating as a public company.

Financial expenses, net

Financial expenses (income), net decreased by approximately $0.4 million, to $(0.1) million of financial income for the six-month period ended June 30, 2026, compared to $0.3 million of financial expenses for the six-month period ended June 30, 2025. The decrease was mainly due to the revaluation of financial instruments (mainly promissory notes).

Net loss

Net loss increased by approximately $2.1 million, or 50.0%, to $6.3 million for the six-month period ended June 30, 2026, compared to $4.2 million for the six-month period ended June 30, 2025. The increase was mainly due to an increase in our research and development expenses (mainly related to preparations for the human clinical trial, initiated in July 2026) and an increase to our general and administrative expenses. This increase was partly offset by a decrease in financial expenses, net, due to the revaluation of financial instruments.

Comparison of three-month periods ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three-month periods ended June 30, 2026 and 2025:

	Three-month period ended June 30,
	2026	2025
	(U.S. dollars, in thousands)
Operating expenses:

Research and development	$2,212	$1,018
General and administrative	1,468	1,266
Total operating expenses	3,680	2,284
Operating loss	3,680	2,284
Financial expenses (income), net	(129)	216
Loss before income tax	3,551	2,500
Income tax	*	3
Net loss	$3,551	$2,503

* Represents an amount less than $1

Research and Development Expenses

The following table summarizes our research and development expenses for the three-month periods ended June 30, 2026 and 2025:

	Three-month period ended June 30,
	2026	2025
	(U.S. dollars, in thousands)
Payroll and related expenses	$511	$485
Share-based compensation expenses	100	-
Subcontractors and consultants	1,538	442
Rent and maintenance	51	55
Other	12	36
Total research and development expenses	$2,212	$1,018

Research and development expenses increased by approximately $1.2 million, or 120%, to $2.2 million for the three-month period ended June 30, 2026, compared to $1.0 million for the three-month period ended June 30, 2025. The increase resulted mainly from an increase in subcontractors’ and consultants’ expenses in an aggregate amount of $1.1 million reflecting our operational ramp-up and preparations, required to support the initiation of our Phase 2/3 human clinical trial, which was initiated in July 2026. These expenses primarily arose from  toxicology studies costs, product development costs, GMP manufacturing costs of our product candidate, regulatory approval expenses and CRO setup costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three-month periods ended June 30, 2026 and 2025:

	Three-month period ended June 30,
	2026	2025
	(U.S. dollars, in thousands)
Payroll and related expenses	$420	$407
Share-based compensation expenses	97	37
Professional service	788	586
Depreciation	3	3
Rent and maintenance	45	55
Patent registration	2	47
Travel expenses	37	37
Other	76	94
Total general and administrative expenses	$1,468	$1,266

General and administrative expenses increased by approximately $0.2 million, or 15.4%, to $1.5 million for the three-month period ended June 30, 2026, compared to $1.3 million for the three-month period ended June 30, 2025. The increase resulted mainly from an increase in professional services costs in an amount of $0.2 million, primarily related to consultants, and other expenses associated with the costs of operating as a public company.

Financial expenses, net

Financial expenses (income), net decreased by approximately $0.3 million, to $(0.1) million of financial income, net, for the three-month period ended June 30, 2026, compared to $0.2 million of financial expenses, net, for the three-month period ended June 30, 2025. The decrease was mainly due to the revaluation of financial instruments (mainly promissory notes).

Net loss

Net loss increased by approximately $1.1 million, or 44.0%, to $3.6 million for the three-month period ended June 30, 2026, compared to $2.5 million for the three-month period ended June 30, 2025. The increase was mainly due to an increase in our research and development expenses mainly related to preparations for the human clinical trial initiated in July 2026, and general and administrative expenses. This increase was partly offset by a decrease in financial expenses, net, due to the revaluation of financial instruments.

Liquidity and Capital Resources

Overview

Our capital requirements depend on many factors, including the scale and pace at which our Phase 2/3 clinical trials with respect to SIL204 proceed, and the timing and extent of spending to support any and all of the following: further development of SIL204 (if and as necessary); further research and development efforts; investments in potential additional pipeline products; and (to the extent our financial resources enable) increased overall compensation as we continue to hire additional personnel. For the six months and three months ended June 30, 2026, we had net losses of $6.3 million and $3.6 million, respectively. As of June 30, 2026, our cash and cash equivalents totaled $2.2 million.

To date, our principal sources of liquidity have evolved together with our progression as a company. As a private company, we (i.e., Silexion Israel) raised proceeds from private offerings of our ordinary shares and convertible preferred shares, grants from the Israeli Innovation Authority, issuance of convertible financing agreements (CFA), and SAFE financings. Upon the Closing of the Business Combination, we raised $2.0 million from a PIPE in which Greenstar, LP, an affiliate of the Moringa sponsor, purchased Moringa ordinary shares that converted automatically into Silexion ordinary shares, and we put into place an ELOC, under which we raised an aggregate of $3.1 million (all of which was raised during the year ended December 31, 2024). Following the Closing, as a public company with ordinary shares and warrants registered under the Exchange Act and trading on Nasdaq, we have obtained financings in various manners, primarily the following, which are described in greater detail below:

•
registered public offerings of ordinary shares and pre-funded warrants, along with ordinary warrants, in January 2025, September 2025 and August 2026 (as described below under “Public Offerings via H.C. Wainwright”);

•	induced warrant exercise transactions, which were completed in January 2025, August 2025, and May 2026 (as described below under “Induced Warrant Exercise Transactions”);

•
additional warrant exercises, such as in connection with the January 2025 and September 2025 public offerings, when investors exercised following the closing of those offerings ordinary warrants and Series B ordinary warrants issued in those respective offerings, yielding $0.9 million and $1.78 million of gross proceeds, respectively; and

•
ongoing financings via the ATM Agreement, under which we have raised approximately $0.08 million and $1.9 million during the first and second quarters of 2026, respectively (net of fees and issuance costs), and an additional $0.3 million (net of sales agent fees) following the end of the second quarter of 2026 up until the filing date of this quarterly report.

We furthermore anticipate additional ongoing financings via the ATM pursuant to the ATM Agreement with H.C. Wainwright, which provides for the potential sale of up to $13.17 million of our ordinary shares under our shelf registration statement on Form S-3, of which approximately $10.9 million remains available for future sales of ordinary shares as of the filing date of this quarterly report.

Based on our current business plan, we believe our current cash and cash equivalents, and anticipated cash flow from operations, will not be sufficient to meet our anticipated cash requirements for the next 12 months from the filing date of this quarterly report, but rather through the fourth quarter of 2026 under our current business plan,. We will need to raise additional capital to finance our operations, expand our business and pipeline, maintain our compliance with the Nasdaq shareholders’ equity requirement, or for other reasons.

Assumption Regarding Going Concern

Note 1(e) to our unaudited consolidated financial statements for the three-month and six-month periods ended June 30, 2026 included in this quarterly report and Note 1(e) to our audited consolidated financial statements for the year ended December 31, 2025 included in the 2025 annual report describe the substantial doubt about our ability to continue as a going concern as of those respective dates. Additionally, in its report accompanying our audited consolidated financial statements included in the 2025 annual report, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations and our cash outflows from operating activities raise substantial doubt as to our ability to continue as a going concern. That means that our management and independent registered public accounting firm have expressed substantial doubt about our ability to continue our operations without an additional infusion of capital from external sources. Our unaudited consolidated financial statements included herein have been prepared on a going concern basis and do not include any adjustments that may be necessary should we be unable to continue as a going concern. If we are unable to finance our operations, our business would be in jeopardy and we might not be able to continue operations and might have to liquidate our assets. In that case, investors might receive less than the value at which those assets are carried on our consolidated balance sheets as of June 30, 2026, and it is likely that investors would lose part or all of their investment in our company.

Contractual Obligations; Off-Balance sheet Arrangements

We have lease obligations and other contractual obligations and commitments as part of our ordinary course of business. See “Note 5— Leases” and “Note 7— Commitments and Contingent Liabilities” to our consolidated financial statements for the year ended December 31, 2025 included in our 2025 annual report for information about our lease obligations.

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

Public Offerings via H.C. Wainwright

On January 15, 2025 and January 17, 2025, and again on September 11, 2025 and September 12, 2025, and on August 11, 2026 and August 13, 2026, we priced and closed, respectively, registered public offerings in which we offered and sold, on a best efforts basis, ordinary shares, pre-funded warrants and ordinary warrants, with H.C. Wainwright as the sole placement agent (the “January 2025 Offering”, “September 2025 Offering”, and “August 2026 Offering” collectively, the “HCW Offerings”):

•
in the January 2025 Offering, (i) 14,309 ordinary shares, (ii) 10,386 pre-funded warrants to purchase up to 10,386 ordinary shares and (iii) 24,695 ordinary warrants to purchase up to 24,695 ordinary shares, at purchase prices of $202.50 per ordinary share and accompanying ordinary warrant, and $202.50 per pre-funded warrant and accompanying ordinary warrant;

•
in the September 2025 Offering, (i) 139,225 ordinary shares, (ii) 10,775 pre-funded warrants to purchase up to 10,775 ordinary shares, (iii) 150,000 Series A ordinary warrants, each to purchase one ordinary share, and (iv) 150,000 Series B ordinary warrants, each to purchase one ordinary share (the Series A ordinary warrants and Series B ordinary warrants are collectively referred to as “ordinary warrants”), at a purchase price of $40.00 per share and accompanying two ordinary warrants, and $39.99 per pre-funded warrant and accompanying two ordinary warrants.

•
in the August 2026 Offering, (i) 2,028,619 ordinary shares, (ii) 1,817,542 pre-funded warrants to purchase up to 1,817,542 ordinary shares and (iii) 3,846,161 Series E ordinary warrants to purchase up to 3,846,161 ordinary shares, at purchase prices of $0.65 per ordinary share and accompanying Series E ordinary warrant, and $0.6499 per pre-funded warrant and accompanying Series E ordinary warrant;

Aggregate gross proceeds from the January 2025 Offering, September 2025 Offering and August 2026 Offering (without taking into account any proceeds from any future exercises of warrants) were approximately $5.0 million, $6.0 million, and $2.5 million, respectively.

The pre-funded warrants from the HCW Offerings were immediately exercisable at exercise prices of $0.015, $0.001, and $0.0001 per ordinary share, for the January 2025 Offering, September 2025 Offering, and August 2026 Offering, respectively, and did not expire until exercised in full. The ordinary warrants from the January 2025 Offering, September 2025 Offering and August 2026 Offering had exercise prices of $202.50, $40.00 and $0.65 per underlying ordinary share, respectively, and were immediately exercisable. The ordinary warrants from the January 2025 Offering, Series A ordinary warrants from the September 2025 Offering, and Series E ordinary warrants from the August 2026 Offering could be exercised for five years from issuance, while the Series B ordinary warrants from the September 2025 Offering could be exercised for a period of 12 months from issuance.

Holders of the pre-funded and ordinary warrants do not have the right to exercise any portion of the warrants if the holder (together with parties whose beneficial ownership of ordinary shares would be aggregated with the holder’s) would beneficially own ordinary shares in excess of 4.99% (or, at the election of the holder, 9.99%) of the outstanding ordinary shares following exercise.

Certain investors in the HCW Offerings entered into definitive securities purchase agreements with us, under which we agreed to abide by certain customary standstill restrictions for periods of 60 days following the closing of those offerings (in the case of the August 2026 Offering, a period of 30 days only). In addition, subject to limited exceptions, the agreements provided that for a period of one year following the closing of the respective HCW Offerings, we will not effect or enter into an agreement to effect a “variable rate transaction”, as defined in the agreements.

In accordance with our engagement agreement with H.C. Wainwright, we paid to H.C. Wainwright aggregate cash placement agent fees equal to 7.0% of the gross proceeds received by us in the HCW Offerings, as well as management fees equal to 1.0% of the gross proceeds raised in the HCW Offerings. We also reimbursed H.C. Wainwright for certain of its expenses in connection with the offerings. Pursuant to the engagement agreement, we also issued to H.C. Wainwright (or its designees) 1,729, 10,500 and 269,231 placement agent warrants to purchase up to 1,729, 10,500 and 269,231 ordinary shares, respectively, in the three HCW Offerings, representing 7.0% of the sum of the shares and pre-funded warrants sold in the offerings. Those placement agent warrants have exercise prices of $253.13, $50.00 and $0.8125, respectively, per ordinary share (representing 125% of the public offering price per ordinary share and accompanying ordinary warrant(s) in the respective offerings), are exercisable for five years from the date of the commencement of sales in the HCW Offerings, and otherwise reflect substantially the same terms as the ordinary warrants sold in the HCW Offerings.

The net proceeds to us from the HCW Offerings were approximately $4.25 million, $5.20 million and $2.1 million, before deducting estimated offering expenses payable by us. We have used and will continue to use the proceeds from the HCW Offerings to advance our pre-clinical and clinical studies, and for general corporate purposes.

Induced Warrant Exercise Transactions

On January 29, 2025, July 31, 2025, and May 15, 2026, we entered into inducement offer letter agreements with holders of 14,810, 15,211, and 199,510, respectively, of our existing ordinary warrants. Those warrants had been issued in the January 2025 Offering, the January 2025 induced warrant exercise transaction, the July 31/August 1, 2025 induced warrant exercise transaction, and the September 2025 Offering. Under the warrant inducement offer letter agreements, on January 30, 2025, August 1, 2025, and May 18, 2026, the holders exercised those warrants for cash and purchased 14,810, 15,211, and 199,510 ordinary shares, respectively, at cash exercise prices of $202.50, $115.70 and $5.00 per share, respectively, and in consideration of our issuance to them of new ordinary warrants to purchase up to an aggregate of 14,810, 30,422, and 399,020 ordinary shares, respectively, at exercise prices of $225.00, $113.20, and $5.00, respectively, per share. In the January 2025 induced warrant exercise transaction, the exercising holders also paid us an additional $18.80 per new ordinary warrant issued to them. We received aggregate gross proceeds of approximately $3.3 million, $1.8 million, and $1.0 million from the exercise of the existing warrants by the holders in January 2025, August 2025, and May 2026, respectively, before deducting placement agent fees and other offering expenses payable by us.

We engaged H.C. Wainwright to act as our exclusive placement agent in connection with the transactions contemplated by the inducement letters and paid H.C. Wainwright cash fees equal to 7.0% of the aggregate gross proceeds received from the holders’ exercise of their existing ordinary warrants, as well as management fees equal to 1.0% of the gross proceeds from the exercise of those warrants. We also issued to H.C. Wainwright or its designees placement agent warrants to purchase up to 1,037, 1,065, and 13,966 ordinary shares, respectively (representing 7.0% of the existing ordinary warrants that were exercised in the respective transactions), which have the same terms as the new warrants issued in the transactions, except that the placement agent warrants have exercise prices equal to $276.60 per share, $144.60, and $5.00 per share, respectively (125% of (i) the sum of the exercise price of the existing warrants exercised, and the additional $18.80 paid per new ordinary warrant, in the January 2025 transaction, (ii) the $115.70 exercise price of the existing warrants exercised, in the August 2025 transaction, and (iii) the $5.00 exercise price of the existing warrants exercised, in the May 2026 transaction).

Similar to the new ordinary warrants issued to investors in these transactions, the placement agent warrants became exercisable either immediately from the date of issuance (in the case of the January 2025 warrant exercise transactions), upon approval by our shareholders of an increase in our authorized share capital, which occurred on August 19, 2025 at our reconvened extraordinary general meeting (in the case of the August 2025 induced warrant exercise transaction), or upon approval by our shareholders of the exercisability of the new ordinary warrants and placement agent warrants, which occurred on July 20, 2026 at our reconvened extraordinary general meeting (in the case of the May 2026 induced warrant exercise transaction). All new warrants and placement agent warrants issued in these transactions remain exercisable until the 24-month anniversary of the effective date of the resale registration statements filed to cover the resale of shares underlying the new warrants and placement agent warrants (except for the new ordinary warrants issued in the May 2026 induced warrant exercise transaction, of which 204,500 warrants, along with all placement agent warrants, have an exercise period of five years and 194,520 warrants have an exercise period of 24 months (in each case, from the later of the initial exercise date and the effective date of the resale registration statement). We also paid certain fees and expenses in connection with the induced warrant exercise transactions.

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

We have been using the net proceeds from these transactions for general corporate purposes, R&D activities, and (in the case of the May 2026 induced warrant exercise transaction) to support our Phase 2/3 clinical trial for SIL204 that was initiated in July 2026.

Other Warrant Exercises

In addition to induced warrant exercise transactions, we have also raised funds via additional exercises of ordinary warrants. On January 30, 2025, in connection with the closing of the January 2025 Offering, investors exercised an aggregate of 4,268 ordinary warrants issued in that offering and we issued 4,270 underlying ordinary shares. The gross proceeds to our company from those warrant exercises was $0.9 million. On September 12, 2025, in connection with the closing of the September 2025 Offering, investors exercised an aggregate of 44,500 Series B ordinary warrants issued in that offering and we issued 44,500 underlying ordinary shares. The gross proceeds to our company from those warrant exercises was $1.78 million.

At-The-Market Offering Agreement

We have been raising additional capital on an ongoing basis under our ATM program. On September 26, 2025, we entered into the ATM Agreement with H.C. Wainwright, as sales agent or principal, providing for the offer and sale from time to time of up to $13.17 million of our ordinary shares under the ATM, which ATM offering was registered under our shelf registration statement on Form S-3. No sales were made under the ATM Agreement during the third or fourth quarters of 2025, in part due to (i) customary standstill restrictions on subsequent offerings imposed upon us in connection with our September 2025 public offering, and (ii) low trading volumes for our ordinary shares, which made our use of the ATM impractical. During the second quarter and first quarter of 2026, we raised approximately $1.9 million and $0.08 million (net of sales agent fees and issuance costs), respectively, in the aggregate, from the sale of 443,671 ordinary shares and 6,408 ordinary shares, respectively under the ATM, reflecting average sales prices per share of $13.4 and $4.71, respectively, during those periods. Subsequent to the end of the second quarter of 2026 (up until the date of this quarterly report), we have furthermore raised an additional $0.3 million (net of sales agent fees), in the aggregate, from the sale of 130,249 ordinary shares under the ATM, reflecting an average sales prices per share of $2.1. As of the date of this quarterly report, approximately $10.9 million remains available for future sales of ordinary shares by us under the ATM program.

Issuance of, and Conversions Under, A&R Sponsor Promissory Note

Effective as of the Closing, we issued to the Moringa sponsor, and the Moringa sponsor accepted, in amendment and restatement, and replacement, in their entirety, of all existing promissory notes issued by Moringa to the Moringa sponsor from Moringa’s initial public offering until the Closing (and as to which the obligations of Moringa were assigned to Silexion upon the Closing), the A&R Sponsor Promissory Note in an amount of $3.433 million, which reflected the total amount owed by Moringa to the sponsor through the Closing Date. The maturity date of the A&R Sponsor Promissory Note is the 30-month anniversary of the Closing Date (i.e., February 15, 2027).

Amounts outstanding under the A&R Sponsor Promissory Note may be repaid (unless otherwise decided by us) only by way of conversion into ordinary shares in accordance with the terms set forth in the form of A&R Sponsor Promissory Note. Each of Silexion and the Moringa sponsor may also convert amounts outstanding under the A&R Sponsor Promissory Note at the price per share at which we conduct equity financings following the Closing, subject to a minimum conversion amount of $100,000, in an amount of ordinary shares constituting up to thirty percent (30%) of the number of ordinary shares issued and sold by us in such equity financing. The sponsor may also elect to convert amounts of principal outstanding under the note into ordinary shares at any time following the 24-month anniversary of the date of the Closing, subject to a minimum conversion of $10,000, at a price per share equal to the volume weighted average price of the ordinary shares on the principal market on which they are traded during the 20 consecutive trading days prior to the conversion date.

On September 15, 2025, in connection with the September 2025 Offering, we converted $1.8 million of principal outstanding under the A&R Sponsor Promissory Note into 45,000 ordinary shares that we issued to the Moringa sponsor. During the second quarter ended June 30, 2026, we converted an aggregate of $0.6 million of the outstanding principal amount under the A&R Sponsor Promissory Note into 153,320 ordinary shares that we issued to the Moringa sponsor, which conversions were effected in connection with the May 2026 induced warrant exercise transaction and sales of ordinary shares under our ATM program. In the period subsequent to June 30, 2026 up until the date of this quarterly report, we have furthermore converted an additional $0.1 million and $0.75 million of the principal amount of the A&R Sponsor Promissory Note into 38,926 ordinary shares and 1,153,848 ordinary shares that we have issued to the Moringa sponsor, which conversions have been effected in connection with sales of ordinary shares under our ATM facility and the closing of the August 2026 Offering, respectively. As of the date of this quarterly report, an aggregate of approximately $0.2 million remains outstanding under the A&R Sponsor Promissory Note

The Moringa sponsor (which is controlled by our former director, Ilan Levin) has notified us that it disputes the conversions into ordinary shares under the terms of the A&R Sponsor Promissory Note and has filed a claim against us demanding repayment of the note in full. We believe that the conversions were carried out in strict compliance with the substantive and procedural requirements of the note, and reject any claim to the contrary. Please see “Part II— Other Information, Item 1— Legal Proceedings” in this quarterly report for more information.

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

On March 13, 2025, we entered into a letter agreement with EBC, pursuant to which we paid to EBC an additional amount of $400,000 (plus $15,000 for EBC’s legal expenses) (the “Settlement Prepayment Amount”) and EBC agreed to the partial conversion and retirement of all remaining amounts due under the EarlyBird Convertible Note. Under that letter agreement, EBC agreed that the $880,202 principal and interest amount outstanding under the note as of the date of the letter agreement (the “Outstanding Amount”) would be retired in consideration of: (i) our payment in cash of the Settlement Prepayment Amount; (ii) EBC’s conversion of a certain amount of the principal and interest due under the EarlyBird Convertible Note (the “Conversion Amount”) via the issuance by us to EBC of 1,852 ordinary shares (the “EBC Settlement Shares”), which Conversion Amount would equal the net proceeds to be received by EBC from the sale of the EBC Settlement Shares; and (iii) the payment in cash by us to EBC of any remaining amount due under the EarlyBird Convertible Note after deducting the Settlement Prepayment Amount and the Conversion Amount from the Outstanding Amount (the “Remaining Amount”). The resale by EBC of the EBC Settlement Shares was registered under our effective registration statement on Form S-1 (SEC file number 333-282556) as required by the EarlyBird Convertible Note.

On March 17, 2025, EBC sold all 1,852 EBC Settlement Shares under the foregoing Form S-1 registration statement for a Conversion Amount of $344,204, and on March 18, 2025, we paid the Remaining Amount of $135,998 that was due to EBC, resulting in the retirement of the EarlyBird Convertible Note on March 18, 2025.

Government Grants

Our research and development efforts have been financed, in part, through royalty-bearing grants from the Israeli Innovation Authority (the “IIA”). As of June 30, 2026, we had received IIA royalty-bearing grants totaling approximately $5.8 million (all of which was received from grants prior to the Closing of the Business Combination).

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

As of June 30, 2026, the total royalty amount that may be payable by our company is approximately $5.8 million ($6.8 million, including interest).

Cash Flows

Cash flows for the six-month periods ended June 30, 2026 and 2025

The following table summarizes our cash flows for the six-month periods ended June 30, 2026 and 2025:

	Six-month period ended June 30,
	2026	2025
	(U.S. dollars, in thousands)
Cash and cash equivalents and restricted cash at beginning of the period	$6,075	$1,270
Net cash used in operating activities	(6,571)	(4,960)
Net cash used in investing activities	(1)	(7)
Net cash provided by financing activities	2,823	7,237
Net decrease in cash and cash equivalents and restricted cash	$(3,749)	$2,270
Translation adjustments on cash and cash equivalents and restricted cash	(6)	4
Cash and cash equivalents and restricted cash at end of the period	$2,320	$3,544

Cash Used in Operating Activities

Net cash used in operating activities increased by approximately $1.6 million, or 32%, to $6.6 million for the six-month period ended June 30, 2026, compared to $5.0 million for the six-month period ended June 30, 2025. This increase was mainly due to a higher volume of invoices received and a corresponding increase in accounts payable and accrued liabilities related to clinical trial activities, reflecting the Company's operational ramp-up and preparations for the commencement of its Phase 2/3 human clinical trial, which was initiated in July 2026.

Cash Provided by Financing Activities

Net cash provided by financing activities decreased by approximately $4.4 million, or 61.1%, to approximately $2.8 million for the six-month period ended June 30, 2026, compared to $7.2 million for the six-month period ended June 30, 2025. This decrease was mainly due to our having raised approximately $1.9 million (net of sales agent fees and issuance costs) of cash under the ATM and approximately $0.8 million (net of issuance costs) from the May 2026 induced warrant exercise transaction in the six-month period ended June 30, 2026, as opposed to our having raised cash proceeds of (i) $5.0 million (offset in part by $0.7 million of issuance costs) in the January 2025 Offering, (ii) $0.9 million from the exercise of warrants in connection with the January 2025 Offering, and (iii) $3.3 million from the January 2025 induced warrant exercise transaction (offset in part by $0.4 million of transaction expenses), as described above under “Public Offerings via H.C. Wainwright”, “Other Warrant Exercises” and “Induced Warrant Exercise Transactions”, respectively, in this “Liquidity and Capital Resources” section, offset in part by $0.7 million of cash payments (the Settlement Prepayment Amount and the Remaining Amount) that we made under the EarlyBird Convertible Note, in the six-month period ended June 30, 2025.

Cash flows for the three-month periods ended June 30, 2026 and 2025

The following table summarizes our cash flows for the three-month periods ended June 30, 2026 and 2025:

	Three-month period ended June 30,
	2026	2025
	(U.S. dollars, in thousands)
Cash and cash equivalents and restricted cash at beginning of the period	$2,498	$6,233
Net cash used in operating activities	(2,925)	(2,507)
Net cash used in investing activities	(1)	(1)
Net cash provided by (used in) financing activities	2,740	(195)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(186)	$(2,703)
Translation adjustments on cash and cash equivalents and restricted cash	8	14
Cash and cash equivalents and restricted cash at end of the period	$2,320	$3,544

Cash Used in Operating Activities

Net cash used in operating activities increased by approximately $0.4 million, or 16.0%, to $2.9 million for the three-month period ended June 30, 2026, compared to approximately $2.5 million for the three-month period ended June 30, 2025. This increase was mainly due to a higher volume of invoices received and a corresponding increase in accounts payable and accrued liabilities related to clinical trial activities, reflecting the Company's operational ramp-up and preparations for the commencement of its Phase 2/3 human clinical trial, which was initiated in July 2026.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities increased by approximately $2.9 million, or 1,450%, to approximately $2.7 million for the three-month period ended June 30, 2026, compared to $0.2 million of cash used in financing activities for the three-month period ended June 30, 2025. This increase in cash provided by financing activities was due to our having raised approximately $1.9 million (net of sales agent fees and issuance costs) of cash under the ATM and approximately $0.8 million (net of issuance costs) from the May 2026 induced warrant exercise transaction during the three-month period ended June 30, 2026, as opposed to our having used approximately $0.2 million for cash issuance costs related to our January 2025 Offering that were paid during the three-month period ended June 30, 2025. Please see “At-The-Market Offering Agreement”, “Induced Warrant Exercise Transactions” and “Public Offerings via H.C. Wainwright” in this “Liquidity and Capital Resources” section for a description of those financing transactions.

Funding Requirements

We expect to devote substantial financial resources to our ongoing and planned activities, particularly further development of SIL204 as we conduct our current and future clinical trials.

Conducting clinical trials, identifying additional potential product candidates and engaging in pre-clinical testing with respect to those additional potential product candidates, are time-consuming, expensive, and uncertain processes that take years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales (either for SIL204 or any other additional potential product candidate). In addition, our product candidates, if approved, may not achieve commercial success. For additional information, please refer to “Part I, Item 1A. Risk Factors” in our 2025 annual report, including “Risks Related to Our Financial Condition and Capital Requirements— We have never generated any revenue from product sales and may never be profitable” and “Risks Related to the Research and Development of Silexion’s Product Candidates— We are heavily dependent on the success of our product candidates...”.

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

As of June 30, 2026, we had cash and cash equivalents of $2.2 million. Based on our current cash balance, as well as our history of operating losses and negative cash flows from operations, combined with our anticipated use of cash to, among other things, (i) fund the clinical development of SIL204, (ii) identify and develop new product candidates, and (iii) seek approval for SIL204 and any other product candidates we may develop, our management has concluded that we do not have sufficient cash to fund our operations for 12 months from the issuance date of our consolidated financial statements for the three-month and six-month periods ended June 30, 2026 included in this quarterly report, but rather, under our current business plan, through the fourth quarter of 2026  and, as a result, there is substantial doubt about our ability to continue as a going concern.

In making this determination, applicable accounting standards prohibited us from considering the potential mitigating effect of plans that have not been fully implemented as of the date of our consolidated financial statements for the three-month and six-month periods ended June 30, 2026, including, without limitation, plans to raise additional capital. Our financial information throughout this quarterly report, and our financial statements for the three-month and six-month periods ended June 30, 2026 contained herein, have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and our consolidated financial statements for the three-month and six-month periods ended June 30, 2026 do not include any adjustments that might result from the outcome of this uncertainty.

We have based these estimates and expectations on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. We could not, as of the June 30, 2026 balance sheet date of the unaudited financial statements for the three-month and six-month periods ended June 30, 2026, determine the exact level of funds that will be available to us upon potential equity financings. Our expected use of funds represents our intentions based upon our current plans and business condition, which could change in the future as our plans and business condition evolve and the level of funding available to us becomes clearer. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of SIL204 and any studies or other product candidates that we may pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any such product candidate.

Until such time, if ever, as we can generate substantial revenues from product sales, we expect to finance our cash needs through a combination of public and private equity offerings, including registered public offerings similar to the HCW Offerings completed in January 2025, September 2025, and August 2026, induced warrant exercise transactions similar to those completed in late January 2025, early August 2025, and May 2026, ordinary-course sales of ordinary shares into the market pursuant to the ATM, strategic alliances, collaborations, and marketing, distribution, or licensing arrangements. However, adequate additional financing may not be available to us on acceptable terms, or at all, and the availability of such financing may be impacted by the economic climate and market conditions.

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

•
a deemed change of control of our company due to the issuance of a substantial number of ordinary shares, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in a change in the officers and directors of our company relative to our current officers and directors, to the extent any shareholders build up significant beneficial ownership from ordinary shares issued pursuant to public offerings, warrant exercises, the ATM, or conversions under the A&R Sponsor Promissory Note;

•	delaying or preventing a change of control of our company by diluting the share ownership or voting rights of a person seeking to obtain control; and

•	an adverse effect on prevailing market prices for our ordinary shares or warrants.

Critical Accounting Policies and Estimates

For a description of our significant accounting policies, see Note 2 to our consolidated financial statements for the year ended December 31, 2025 included in the 2025 annual report and Note 2 to our unaudited condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2026 included in this quarterly report.

The preparation of our unaudited condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2026 and our consolidated financial statements for the year ended December 31, 2025 in conformity with U.S. GAAP required our management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2026 and the consolidated financial statements for the year ended December 31, 2025, and in related footnotes. Actual results may differ from these estimates. We base our judgments on our experience and on various assumptions that we believe to be reasonable under the circumstances.

Of our policies, the following are considered critical to an understanding of our unaudited condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2026 and consolidated financial statements for the year ended December 31, 2025, as they require the application of subjective and complex judgment, involving critical accounting estimates and assumptions impacting our unaudited condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2026 and consolidated financial statements for the year ended December 31, 2025.

The critical accounting estimates relate to the following:

Valuation of Promissory Notes

As part of the Business Combination, we issued to the Moringa sponsor, as well as EarlyBird, promissory notes, which we irrevocably designated to be measured at fair value. The EarlyBird Convertible Note was retired on March 18, 2025. In 2025, the fair value of the A&R Sponsor Promissory Note was measured using a discount rate based on a B rated US dollar zero-coupon discount curve, plus a credit spread of 7.56%. The discount rate was determined with reference to benchmark interest rates of secured loans reported by venture capitals, which were then used to extract our entity-specific credit spread. Since the A&R Sponsor Promissory Note is not senior secured, one notch downgrade was applied. The expected timing of conversion or redemption of the note has been determined using our management’s forecast. In 2026, the valuation technique for the A&R Sponsor Promissory Note was changed to a Monte Carlo simulation framework to model the expected conversion price at the A&R Sponsor Promissory Note’s maturity date, when applicable, which is based on a contractual 20-day average closing price mechanism.

Recent Accounting Pronouncements

See Note 2 on page F-18 to our financial statements for the year ended December 31, 2025 included in the 2025 annual report for a description of recent accounting pronouncements applicable to our financial statements for the three-month and six-month periods ended June 30, 2026 and the year ended December 31, 2025.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

Our management evaluated, with the participation of our chief executive officer and chief financial officer, any change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, pursuant to paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Based upon that evaluation, our chief executive officer and chief financial officer concluded that there was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On June 22, 2026, Moringa sponsor, which is controlled by our former director, Ilan Levin, filed a complaint in the Tel Aviv-Jaffa District Court against the Company, also naming our Chairman and Chief Executive Officer (Ilan Hadar) and our Chief Financial Officer (Mirit Horenshtein Hadar) as defendants. The complaint alleges that we had not properly converted outstanding amounts under the A&R Sponsor Promissory Note into ordinary shares, and alternatively demands repayment in full of the $3.433 million original principal amount of the note, plus damages.

We believe that the allegations and claims asserted in the complaint are baseless and without merit. We believe that we had correctly and validly effected the disputed conversions of amounts due under the A&R Sponsor Promissory Note into ordinary shares, in strict compliance with the substantive and procedural requirements of the note, and refute all arguments made by the Moringa Sponsor to the contrary. We intend to defend ourselves vigorously against this claim and are in the process of preparing our statement of defense in the matter.

Furthermore, we are considering filing a counterclaim against Moringa Sponsor and Mr. Levin personally for the damages that the Company has sustained as a result of their actions against us in their attempt to accelerate the maturity of the note in order to avoid its conversion.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Recent Sales of Unregistered Securities

Reference is made to the disclosure set forth in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources,” under the sub-heading “Induced Warrant Exercise Transactions”, which describes our issuance and sale of ordinary shares to investors upon exercise of existing warrants, and our issuance and sale of new warrants to investors and placement agent warrants to H.C. Wainwright, in the induced warrant exercise transaction that was completed on May 18, 2026.

Reference is furthermore made to the disclosure set forth in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources,” under the sub-heading “Issuance of, and Conversions Under, A&R Sponsor Promissory Note,” which describes our issuance and sale of ordinary shares to the Moringa sponsor upon conversion of amounts outstanding under the A&R Sponsor Promissory Note.

The foregoing descriptions are incorporated by reference in this Part II, Item 2(a).

All such issuances and sales of securities referenced in this Part II, Item 2(a) were effected in transactions that were not registered under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D under the Securities Act.

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
3.1.1
Amended and Restated Memorandum and Articles of Association of Silexion Therapeutics Corp (formerly Biomotion Sciences) (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on August 21, 2024)

3.1.2
Ordinary Resolution Effecting 1-for-9 Reverse Share Split to Share Capital of Silexion Therapeutics Corp (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on November 29, 2024)

3.1.3
Ordinary Resolution Effecting 1-for-15 Reverse Share Split to Share Capital of Silexion Therapeutics Corp (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on July 29, 2025)

3.1.4
Ordinary Resolution Effecting 1-for-10 Reverse Share Split to Share Capital of Silexion Therapeutics Corp (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on May 29, 2026)

3.1.5
Ordinary Resolution Approving Increase in Authorized Share Capital to $121,500 (9,000,000 ordinary shares, par value $0.0135) (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on August 19, 2025)

3.1.6
Ordinary Resolution Approving Increase in Authorized Share Capital to $796,500 (59,000,000 ordinary shares, par value $0.0135) (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on May 5, 2026)

3.1.7
Ordinary Resolution Approving Increase in Authorized Share Capital to $2,146,500 (15,900,000 ordinary shares, par value $0.135) (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on July 21, 2026)

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

SILEXION THERAPEUTICS CORP

Date: August 14, 2026	/s/ Ilan Hadar
	Name:	Ilan Hadar
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	/s/ Mirit Horenshtein-Hadar
	Name:	Mirit Horenshtein-Hadar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)