Form 10-Q
period 2026-09-30
Silexion Therapeutics Corp
filed 2026-11-12
CIK 2022416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, par value $3.24 per share	SLXN	The Nasdaq Stock Market LLC
Warrants exercisable for ordinary shares at an exercise price of $372,600.00 per share	SLXNW	The Nasdaq Stock Market LLC

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

Yes ☐      No ☒

As of November 12, 2026, 649,528 ordinary shares, par value $3.24 per share, of the registrant were issued and outstanding.

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

●

“A&R Sponsor Promissory Note” are to the convertible promissory note in an original principal amount of $3.433 million that our company issued to the Moringa sponsor at the Closing of the Business Combination, in amendment and restatement of all promissory notes previously issued by Moringa to the sponsor for funds borrowed by Moringa from the sponsor between Moringa’s initial public offering in February 2021 and the Closing, of which the entire principal amount has been repaid via conversion by us into ordinary shares;

●

“ATM” and “ATM Agreement” are to our at-the-market offering and the At The Market Offering Agreement, dated September 26, 2025, with H.C. Wainwright, as sales agent or principal, respectively, under which we may sell from time to time of up to $13.17 million of our ordinary shares;

●	“Business Combination” are to the business combination transactions completed on August 15, 2024, whereby, among other things: (i) Moringa Acquisition Merger Sub Corp (a Cayman Islands exempted company and a wholly owned subsidiary of Silexion) (“Merger Sub 2”) merged with and into Moringa, with Moringa continuing as the surviving company and a wholly-owned subsidiary of Silexion; (ii) August M.S. Ltd. (an Israeli company and a wholly owned subsidiary of Silexion) (“Merger Sub 1”) merged with and into Silexion Israel, with Silexion Israel continuing as the surviving company and a wholly-owned subsidiary of Silexion; (iii) the security holders of each of Moringa and Silexion Israel exchanged their securities for securities of Silexion at alternate, set exchange rates; (iv) the ordinary shares, warrants and units of Moringa were delisted from the Nasdaq Capital Market and deregistered under the Exchange Act; and (v) the ordinary shares and warrants of Silexion issued in the Business Combination commenced trading on the Nasdaq Global Market;

●	“Closing” are to the closing of the Business Combination, which occurred on August 15, 2024 (the “Closing Date”);

●	“Exchange Act” are to the U.S. Securities Exchange Act of 1934, as amended;

●	“H.C. Wainwright” are to H.C. Wainwright & Co., LLC;
●	“initial public offering” or “IPO” are to Moringa’s initial public offering of its Class A ordinary shares and warrants, which was consummated in two closings, on February 19, 2021 and March 3, 2021;
●	“Moringa” are to Moringa Acquisition Corp, a Cayman Islands exempted company, which was the special purpose acquisition company with which we effected the Business Combination, and which became an inactive, wholly-owned subsidiary of ours upon the Closing of the Business Combination until its dissolution on June 30, 2026;

●	“Moringa sponsor” or “sponsor” are to Moringa Sponsor, LP, a Cayman Islands exempted limited partnership, which served as the sponsor of Moringa, and include, where applicable, its affiliates (including Moringa’s initial shareholder, Moringa Sponsor US L.P., a Delaware limited partnership, which is a wholly-owned subsidiary of Moringa sponsor, and Greenstar, L.P., a Cayman Islands exempted limited partnership which has the same general partner as Moringa Sponsor, LP);

●	“ordinary shares” are to our ordinary shares, par value $3.24 per share;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the U.S. Securities Act of 1933, as amended;

●	“Silexion Israel” are to Silexion Therapeutics Ltd., an Israeli company, which is a wholly-owned subsidiary of Silexion through which our operations are primarily conducted;
●	“warrants” are to our warrants to purchase ordinary shares, consisting of (i) public warrants and private warrants issued pursuant to the Business Combination in exchange for corresponding warrants of Moringa, as well as (ii) warrants that we have issued and sold in public offering(s) and/or private placements (including induced warrant exercise transactions) subsequent to the Closing of the Business Combination;

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

The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including, among others:

•	our Phase 2/3 clinical trials of SIL204 in locally advanced pancreatic cancer may not yield favorable results;

•	we are a development-stage company and have a limited operating history on which to assess our business;

•	we have never generated any revenue from product sales and may never be profitable;

•	we will need to raise substantial additional funding, which may not be available on acceptable terms, or at all, and which would likely cause dilution to our shareholders;

•	we may be unable to restore and/or maintain our compliance with the Nasdaq Listing Rules that are applicable to us and may be subject to the delisting of our ordinary shares and warrants;

•	the approach we are taking to discover and develop novel RNAi therapeutics is unproven for oncology and may never lead to marketable products;

•	we do not have experience producing our product candidates at commercial levels, currently have no marketing and sales organization, have an uncertain market receptiveness to our product candidates, and are uncertain as to whether there will be insurance coverage and reimbursement for our potential products;

•	we may be unable to attract, develop and/or retain our key personnel or additional employees required for our development and future success;
•	we rely on third parties (including CROs and contract manufacturers) whose performance is largely beyond our control;

•

we may issue additional ordinary shares or other equity securities without your approval, which would dilute your ownership interest and may depress the market price of our ordinary shares, including upon exercise of the Series E, Series F and Series G ordinary warrants and placement agent warrants that we issued in the third quarter of 2026;

•	our financing activities may again deplete our available authorized ordinary shares, and our shareholders may not approve future increases to our authorized share capital that we require in order to raise additional funds and maintain our Nasdaq listing; and

•	those additional factors described in “Part I, Item 1A. Risk Factors” of the 2025 annual report and “Part II, Item 1A. Risk Factors” of this quarterly report.

For further information regarding those important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Part I, Item 1.A Risk Factors” of the 2025 annual report and “Part II, Item 1A. Risk Factors” of this quarterly report. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.report. Except as expressly required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Explanatory Note

Reverse Share Splits

Subsequent to the end of the three-month and nine-month periods covered by the financial statements included in this quarterly report, but prior to the filing of this quarterly report—on November 10, 2026—we effected a reverse share split of our authorized ordinary shares (both issued and outstanding, and unissued) at a ratio of 1-for-24, with a market effective date of November 11, 2026. During the nine-month period ended September 30, 2026 that is covered by the financial statements included in this quarterly report—on May 28, 2026—we effected a reverse share split of our authorized ordinary shares (both issued and outstanding, and unissued) at a ratio of 1-for-10, with a market effective date of May 29, 2026. Previously, during the three-month period ended September 30, 2025 covered by the comparative information in the financial statements in this quarterly report—on July 28, 2025—we effected a reverse share split of our authorized ordinary shares (both issued and outstanding, and unissued) at a ratio of 1-for-15, with a market effective date of July 29, 2025.

Unless specifically indicated otherwise, or the context requires otherwise (such as when describing historical increases in our authorized share capital or the details of reverse share splits), in this quarterly report, all quantities of shares, share equivalents (such as warrants and options to purchase ordinary shares, and restricted share units (RSUs) that may be settled for ordinary shares), and prices per share (trading prices, purchase prices, and exercise prices) have been adjusted (when related to a date or time period prior to the relevant reverse share split(s), on a retroactive basis) to reflect a reduced number of shares or share equivalents, and an increase in the price per share, which have resulted from those reverse share splits.

SILEXION THERAPEUTICS CORP

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

SILEXION THERAPEUTICS CORP

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

SILEXION THERAPEUTICS CORP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31
	2026	2025
	U.S. dollars in thousands
Assets
CURRENT ASSETS:
Cash and cash equivalents	$4,760	$5,991
Restricted cash	28	27
Prepaid expenses	1,221	570
Other current assets	102	49
TOTAL CURRENT ASSETS	6,111	6,637

NON-CURRENT ASSETS:
Restricted cash	61	57
Long-term deposit and other non-current assets	320	84
Property and equipment, net	21	25
Operating lease right-of-use asset	314	412
TOTAL NON-CURRENT ASSETS	716	578
TOTAL ASSETS	$6,827	$7,215

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS CORP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(except share data)

	September 30,	December 31,
	2026	2025
	U.S. dollars in thousands
Liabilities and shareholders’ equity

CURRENT LIABILITIES:
Trade payables	$1,244	$787
Current maturities of operating lease liability	196	182
Employee related obligations	460	879
Other account payable	1,781	910
Private warrants to purchase ordinary shares (including $* due to related party, as of September 30, 2026 and December 31, 2025)	*	*
TOTAL CURRENT LIABILITIES	3,681	2,758

NON-CURRENT LIABILITIES:
Long-term operating lease liability	178	286
Related Party Promissory Note	-	1,568
TOTAL NON-CURRENT LIABILITIES	$178	$1,854
TOTAL LIABILITIES	$3,859	$4,612

SHAREHOLDERS' EQUITY:	1,954	42
Ordinary shares ($3.24 par value per share, 662,500 and 37,500 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 603,055 and 13,028 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)
Additional paid-in capital	64,997	57,727
Accumulated deficit	(63,983)	(55,166)
TOTAL SHAREHOLDERS' EQUITY	$2,968	$2,603
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,827	$7,215

All share amounts, and par value per share, reflect a 1-for-10 reverse share split effected on May 28, 2026, and a 1-for-24 reverse share split effected on November 10, 2026, as described in Notes 1(d) and 13

* Represents an amount less than $1 thousand

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(except share and per share data)

	Nine months ended September 30		Three months ended September 30,
	2026	2025	2026	2025
	U.S. dollars in thousands
OPERATING EXPENSES:
Research and development (including $176 and $0 from related party for the nine months period ended September 30, 2026 and 2025, respectively, and including $0 from related party for the three months period ended September 30, 2026 and 2025, respectively)	$4,868	$3,765	$1,286	$2,157
General and administrative (including $298 and $96 from related party for the nine months period ended September 30, 2026 and 2025, respectively, and including $16 and $38 from related party for the three months period ended September 30, 2026 and 2025, respectively)	4,245	3,461	1,398	1,135
TOTAL OPERATING EXPENSES	9,113	7,226	2,684	3,292
OPERATING LOSS	9,113	7,226	2,684	3,292
Financial expenses (income), net (including $(307) and $203 from related party for the nine months period ended September 30, 2026 and 2025, respectively, and including $(138) and $(26) from related party for the three months period ended September 30, 2026 and 2025, respectively)	(296)	271	(151)	(30)
LOSS BEFORE INCOME TAX	$8,817	$7,497	$2,533	$3,262
INCOME TAX	*	3	*	-
NET LOSS	$8,817	$7,500	$2,533	$3,262

LOSS PER SHARE, BASIC AND DILUTED	$115.56	$2,486.20	$13.70	$691.14

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE**	76,305	3,017	184,927	4,720

* Represents an amount less than $1 thousand

** All share and per share amounts, and par value, reflect (for periods preceding the relevant reverse share split, on a retroactive basis) 1-for-10 reverse share split effected on May 28, 2026 and the 1-for-24 reverse share split effected on

November 10, 2026, as described in Notes 1(d) and 13

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except per share data)

	Ordinary shares		Additional paid-in Capital	Accumulated deficit	Total shareholders’ equity
	Shares	Amount
BALANCE AT JANUARY 1, 2025	513	$2	$39,263	$(43,254)	$(3,989)
CHANGES DURING THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2025 (unaudited):
Issuance of ordinary shares and warrants upon January 2025 and September 2025 public offerings, net of issuance costs and exercise of pre-funded warrants to ordinary shares (see Note 4(a))	7,279	23	9,427		9,450
Exercise of warrants upon January 2025 and September 2025 Offering (see Note 4(a))	2,032	7	2,637		2,644
Issuance of ordinary shares and warrants upon January 2025 and August 2025 Inducement Offer, net of issuance costs (see Note 4(a))	1,251	4	4,292		4,296
Share-based compensation	-	*	96		96
Conversion of Underwriters Promissory Note	77	*	356		356
Conversion of Related Party Promissory Note (see Note 5)	1,875	6	1,618		1,624
Net loss				(7,500)	(7,500)
BALANCE AS OF SEPTEMBER 30, 2025	13,027	$42	$57,689	$(50,754)	$6,977

BALANCE AT JANUARY 1, 2026	13,028	$42	$57,727	$(55,166)	$2,603
CHANGES DURING THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2026 (unaudited):
Issuance of Ordinary Shares under the At-the-Market Sales Agreement, net of issuance costs (see Note 6(a))	205,225	665	3,076		3,741
Issuance of ordinary shares and warrants upon May 2026 and September 2026 warrants inducement, net of issuance costs (see Note 4(b) and Note 4(d)	142,352	461	1,068		1,529
Share-based compensation	2,678	9	549		558
Issuance of ordinary shares and warrants upon August 2026 public offering, net of issuance costs and exercise of pre-funded warrants to ordinary shares (see Note 4(c))	160,257	519	1,574		2,093
Conversion of Related Party Promissory Note (see Note 5)	79,515	258	1,003		1,261
Net loss				(8,817)	(8,817)
BALANCE AS OF SEPTEMBER 30, 2026	603,055	$1,954	$64,997	$(63,983)	$2,968

All share and par value amounts reflect (when presented as of dates or for periods preceding the relevant reverse share split, on a retroactive basis) the 1-for-10 reverse share split effected on May 28, 2026 and 1-for-24 reverse share split effected on November 10, 2026, as described in Notes 1(d) and 13).

* Represents an amount less than $1 thousand

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except per share data)

	Ordinary shares		Additional paid-in Capital	Accumulated deficit	Total shareholders’ equity
	Shares	Amount
BALANCE AT JUNE 30, 2025	2,414	$8	$47,604	$(47,492)	$120
CHANGES DURING THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2025 (unaudited):
Issuance of ordinary shares and warrants upon September 2025 public offering, net of issuance costs and exercise of pre-funded warrants to ordinary shares (see Note 4(a))	6,250	20	5,175		5,195
Exercise of warrants upon September 2025 Offering (see Note 4(a))	1,854	6	1,774		1,780
Issuance of ordinary shares and warrants upon August 2025 Inducement Offer, net of issuance costs (see Note 4(a))	634	2	1,480		1,482
Share-based compensation			38		38
Conversion of Related Party Promissory Note (see Note 5)	1,875	6	1,618		1,624
Net loss				(3,262)	(3,262)
BALANCE AS OF SEPTEMBER 30, 2025	13,027	$42	$57,689	$(50,754)	$6,977

BALANCE AT JUNE 30, 2026	49,160	$160	$61,334	$(61,450)	$44
CHANGES DURING THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2026 (unaudited):
Issuance of Ordinary Shares under the At-the-Market Sales Agreement, net of issuance costs (see Note 6(a))	186,472	604	1,197		1,801
Issuance of ordinary shares and warrants upon September 2026 warrants inducement, net of issuance costs (see Note 4(d))	134,039	434	266		700
Issuance of ordinary shares and warrants upon August 2026 public offering, net of issuance costs and exercise of pre-funded warrants to ordinary shares (see Note 4(c))	160,257	519	1,574		2,093
Share-based compensation	-	-	16		16
Conversion of Related Party Promissory Note (see Note 5)	73,127	237	610		847
Net loss				(2,533)	(2,533)
BALANCE AS OF SEPTEMBER 30, 2026	603,055	$1,954	$64,997	$(63,983)	$2,968

All share and par value amounts reflect (when presented as of dates or for periods preceding the relevant reverse share split, on a retroactive basis) the 1-for-10 reverse share split effected on May 28, 2026 and 1-for-24 reverse share split effected on November 10, 2026, as described in Notes 1(d) and 13.

* Represents an amount less than $1 thousand

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SILEXION THERAPEUTICS CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,		Three months ended September 30
	2026	2025	2026	2025
	U.S. dollars in thousands		U.S. dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,817)	$(7,500)	$(2,533)	$(3,262)
Adjustments required to reconcile loss to net cash used in operating activities:
Depreciation	7	11	2	4
Share-based compensation expenses	558	96	16	38
Non-cash financial expenses	(262)	294	(131)	(16)

Changes in operating assets and liabilities:
Increase in prepaid expenses (current and noncurrent)	(885)	(773)	(83)	(56)
Decrease (increase) in other current assets	(53)	15	9	16
Increase in trade payable	457	17	64	254
Net change in operating lease	(17)	(1)	(6)	(2)
Increase (decrease) in employee related obligations	(419)	79	(168)	93
Increase (decrease) in other account payable	749	(41)	719	88
Net cash used in operating activities	(8,682)	(7,803)	(2,111)	(2,843)

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in long-term deposits	(1)	-	-	-
Purchase of property and equipment and other non-current assets	(42)	(7)	(42)	-
Net cash used in investing activities	(43)	(7)	(42)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Ordinary Shares under the At-the-Market Sales Agreement	3,971	-	1,900	-
Payment and prepayment of issuance costs related to At-the-Market Sales Agreement	(193)	(31)	(72)	(31)
Proceeds from issuance of ordinary shares upon January 2025, September 2025 and August 2026 public offerings	2,500	11,000	2,500	6,000
Issuance costs related to public offerings	(340)	(1,398)	(340)	(653)
Proceeds from January and September 2025 exercise of warrants	-	2,644	-	1,780
Proceeds from issuance of ordinary shares upon January 2025, August 2025, May 2026 and September 2026 Inducement Offer	1,835	5,036	837	1,760
Issuance costs related to warrants inducement transactions	(251)	(694)	(126)	(232)
Payment of Underwriters Promissory Note	-	(696)	-	-
Net cash provided by financing activities	7,522	15,861	4,699	8,624

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(1,203)	8,051	2,546	5,781
EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(23)	3	(17)	(1)
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	6,075	1,270	2,320	3,544
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$4,849	$9,324	$4,849	$9,324

SILEXION THERAPEUTICS CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,		Three months ended September 30
	2026	2025	2026	2025
	U.S. dollars in thousands		U.S. dollars in thousands
Appendix A – RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH REPORTED IN THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	4,760	9,243	4,760	9,243
Restricted cash	89	81	89	81
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH SHOWN IN STATEMENT OF CASH FLOWS	$4,849	$9,324	$4,849	$9,324

Appendix B - SUPPLEMENTARY INFORMATION:
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Prepaid issuance expenses utilized, in respect of At-the-Market Sales Agreement	$87	$-	$27	$-
Conversion of Underwriters Promissory Note to ordinary shares	$-	356	$-	-
Conversion of Related Party Promissory Note	$1,261	$1,624	$847	$1,624
Accrued and unpaid issuance expenses in respect of public offering and warrants inducement transactions	$122	$198	$108	$198

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$13	$-	$-
Interest received	$64	$86	$18	$40

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

The Company’s operations are primarily conducted through its wholly-owned subsidiary — Silexion Therapeutics Ltd. (formerly known as Silenseed Ltd.) (“Silexion Israel”), an Israeli limited company.

Silexion’s ordinary shares and warrants are traded on the Nasdaq Capital Market (after transfer from the Nasdaq Global Market) under the ticker symbols “SLXN” and “SLXNW”, respectively. Silexion became a publicly-held entity as a result of the closing, on August 15, 2024, of the transactions (the “Business Combination Transactions”) under an Amended and Restated Business Combination Agreement, dated April 3, 2024, to which Silexion and Silexion Israel were party with Moringa Acquisition Corp (“Moringa” or the “SPAC”), a Cayman Islands exempted company, which has since been dissolved.

b.	Creation of New Subsidiary and Dissolution of Old Subsidiary

On February 9, 2026, the Company purchased a German shelf company for immaterial consideration, which was subsequently renamed Silexion Therapeutics GmbH (“Silexion Germany”), to conduct the Company’s clinical trials in Germany. As of September 30, 2026, no substantial activity has commenced in Silexion Germany.

Effective on June 30, 2026, the Company completed the dissolution of its Moringa subsidiary, which had been inactive since the Closing of the Business Combination Transactions.

c.	Israeli Wars Against Iran and Regional Terrorist Organizations

Since October 2023, Israel has been engaged in a series of military conflicts (at times active and at times dormant) against Iran and its regional proxy terrorist groups. During the active conflict periods, the Israeli government has imposed restrictions on the opening of non-essential places of business and announced the recruitment of military reserves.

In October 2023, Israel was attacked by Hamas, a terrorist organization based in the Gaza Strip, and entered a state of war. Following those events, there were additional active hostilities between Israel and additional regional terrorist groups, including Hezbollah in Lebanon, and the Houthi movement, which controls parts of Yemen, as well as between Israel and Iran.

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

NOTE 1 - GENERAL (continued):

As of the date of these financial statements, it is unclear whether, and for how long, any of the foregoing ceasefires will continue.

The Company’s employees and management personnel, and the sites at which the Company’s clinical trials for SIL204 have first been initiated, are located in Israel; however, other core activities including research and development, clinical, regulatory etc. are located outside of Israel. Throughout the periods of hostilities, the Company’s activities in Israel have been largely unaffected. On the other hand, travel restrictions imposed on the Company’s management during certain periods of the conflict adversely impacted the Company’s ability to raise funds to finance its activities during those periods. During the nine months ended September 30, 2026 and as of September 30, 2026, the impact of the hostilities on the Company’s overall results of operations and financial condition was immaterial.

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

d.	Reverse Share Splits

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

On November 10, 2026, the Company effected a 1-for-24 reverse share split of all of its issued and outstanding, and authorized but unissued, ordinary shares, whereby one share was issued to shareholders in exchange for every 24 shares held by them. The reverse share split resulted in a corresponding increase in the par value of the Company’s ordinary shares, from $0.135 per share to $3.24 per share. No fractional shares were issued as a result of the reverse split.

Unless otherwise indicated, all quantities of ordinary shares, all per share amounts, and all par value amounts, in these consolidated financial statements, for all periods in 2026 and 2025, have been retroactively adjusted to reflect these reverse share splits. Similarly, all prices per share data have been adjusted upwards to reflect the corresponding increases in the price per share that have resulted from this reverse share split.

e.	Going concern

Since its inception, the Company has devoted substantially all its efforts to research and development, clinical trials, and capital raising activities. The Company is still in its development and clinical stage and has not yet generated revenues.

NOTE 1 - GENERAL (continued):

The Company has incurred losses of $8,817, $2,533 and $11,912 for the nine-month and three-month periods ended on September 30, 2026 and for the year ended December 31, 2025, respectively. During the nine-month and three-month periods ended on September 30, 2026, the Company had negative operating cash flows of $8,682 and $2,111, respectively. As of September 30, 2026, the Company had cash and cash equivalents of $4,760.

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

The accompanying condensed financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial statements and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which include normal and recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2026, and the consolidated results of operations, statements of changes in shareholders’ equity and cash flows for the nine and three-month periods ended September 30, 2026 and 2025.

The consolidated results for the nine and three-month periods ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

c.	Restricted cash

As of September 30, 2026 and December 31, 2025, the Company pledged amounts of $61 and $57, respectively in favor of a bank as collateral for guarantees provided to secure operating lease payments.

The Company is required to hold a minimum amount of NIS 87, or $28, in its bank account in order to maintain availability of a credit line from its credit card company.

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

NOTE 3 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Balance sheets:

a.	Other accounts payable

	September 30	December 31
	2026	2025
Accrued expenses	$1,730	$859
Income tax	51	51
	$1,781	$910

Statement of operations:

b.	Research and development expenses:

	Nine months ended		Three months ended
	September 30,		September 30
	2026	2025	2026	2025
	U.S. dollars in thousands		U.S. dollars in thousands

Payroll and related expenses	$1,155	$1,312	381	$458
Share-based compensation expenses	230	-	-	-
Subcontractors and consultants	3,260	2,236	831	1,638
Rent and maintenance	165	149	59	54
Other	58	68	15	7
	$4,868	$3,765	$1,286	$2,157

c.	General and administrative expenses:

Payroll and related expenses	$1,002	$1,126	$341	$387
Share-based compensation expenses	328	96	16	38
Professional services	2,470	1,658	899	547
Depreciation	7	11	2	4
Rent and maintenance	124	132	30	47
Patent registration	11	51	1	-
Travel expenses	74	143	37	52
Other	229	244	72	60
	$4,245	$3,461	$1,398	$1,135

d.	Financial expense (income), net:

Change in fair value of financial liabilities measured at fair value	$(307)	$250	(138)	$(27)
Interest income, net	(64)	(73)	(18)	(39)
Foreign currency exchange loss, net	70	87	3	32
Other	5	7	2	4
Total financial expense (income), net	$(296)	$271	(151)	$(30)

NOTE 4 - WARRANTS TO PURCHASE ORDINARY SHARES:

a.	Warrants Issued Throughout 2025

For a description of the pre-funded warrants, and ordinary warrants that the Company issued in its January 2025 and September 2025 public offerings, see Note 8(a) to the Company’s audited consolidated financial statements as of, and for the year ended, December 31, 2025. For a description of the ordinary warrants that the Company issued in its January 2025 and July/August 2025 induced warrant exercise transactions, see Note 8(b) to the Company’s audited consolidated financial statements as of, and for the year ended, December 31, 2025.

b.	May 2026 Induced Warrant Exercise Transaction

On May 15, 2026, the Company entered into, and on May 18, 2026, the Company completed, an inducement offer letter agreement (the “May 2026 Inducement Offer”) with holders of 8,313 of the Company’s existing ordinary warrants that had been issued in the Company’s July/August 2025 induced warrant exercise transaction and September 2025 public offering. Under the May 2026 Inducement Offer, those holders exercised those warrants for cash and purchased 8,313 ordinary shares at a reduced cash exercise price of $120 per share. As consideration for the holders’ agreement to exercise those existing warrants, the Company issued to them 16,626 new ordinary warrants to purchase up to an aggregate of 16,626 ordinary shares at an exercise price of $120 per share (the “May 2026 New Warrants”), of which, 8,521 are Series C warrants that expire five years, and 8,105 are Series D warrants that expire 24 months, after the later of (i) the date of shareholder approval of the exercisability of the May 2026 New Warrants (as required under the Nasdaq Listing Rules) (which occurred on July 20, 2026) and (ii) the effective date of a registration statement registering the resale of the shares underlying the May 2026 New Warrants (which occurred on June 18, 2026).

NOTE 4 - WARRANTS TO PURCHASE ORDINARY SHARES (continued):

The Company received aggregate gross proceeds of approximately $998 from the exercise of the existing ordinary warrants by the holders in the May 2026 Inducement Offer transaction, before deduction of placement agent fees and other offering expenses of $169. The induced exercise of equity-classified warrants was accounted for as issuance costs of the May 2026 New Warrants.

Upon exercise for cash of any May 2026 New Warrants, in certain circumstances, the placement agent will receive from the Company a cash fee of 8.0% of the aggregate gross exercise price. The Company also issued to the placement agent 582 warrants to purchase up to 582 ordinary shares pursuant to the May 2026 Inducement Offer transaction, which have the same terms as the May 2026 New Warrants issued in the transaction, except that the placement agent warrants have an exercise price equal to $150 per share. Those placement agent warrants are exercisable for the same five-year period as the Series C warrants issued in the May 2026 Inducement Offer transaction. Upon exercise for cash of any May 2026 New Warrants, in certain circumstances, the Company will issue to the placement agent warrants that are exercisable for 7.0% of the number of ordinary shares issuable upon the exercise of those May 2026 New Warrants.

c.	August 2026 Public Offering of Ordinary Shares and/or Pre-Funded Warrants, and Ordinary Warrants.

On August 13, 2026, the Company completed a public offering (the “August Offering”) of its securities. In the August Offering, the Company offered and sold 84,526 ordinary shares and 75,731 pre-funded warrants, along with 160,257 series E ordinary warrants (the “August Warrants”) to purchase up to 160,257 ordinary shares, at a purchase price of $15.60 per ordinary share or pre-funded warrant and accompanying warrant or $15.5976 per pre-funded warrant and accompanying warrant. The pre-funded warrants had an exercise price of $0.0024 per ordinary share. As of September 30, 2026, all 75,731 pre-funded warrants had been exercised in full, resulting in the issuance of 75,731 ordinary shares.

The aggregate gross proceeds to the Company from the August Offering were approximately $2,500, net of transaction costs of $407.

The August Warrants were immediately exercisable at an exercise price of $15.6 per ordinary share, and were to expire five years after issuance.

As of September 30, 2026, 134,039 August Warrants have been exercised for 134,039 ordinary shares, as part of an induced warrant exercise transaction completed on September 29, 2026 (described below in Note 4(d)).

As compensation for the placement agent’s role in the August Offering, the Company issued to it warrants to purchase up to 11,218 ordinary shares. Those placement agent warrants had exercise prices of $19.5 per ordinary share, are exercisable for five years from the date of the commencement of sales in the August Offering, and otherwise reflected substantially the same terms as the August Warrants.

d.	September 2026 Induced Warrant Exercise Transaction.

On September 28, 2026, the Company entered into, and on September 29, 2026, the Company completed, an inducement offer letter agreement (the “September 2026 Inducement Offer”) with holders of 134,039 of the Company’s existing August Warrants that had been issued in the Company’s August Offering. Under the September 2026 Inducement Offer, those holders exercised those warrants for cash and purchased 134,039 ordinary shares at a reduced cash exercise price of $6.25 per share. As consideration for the holders’ agreement to exercise those existing warrants, the Company issued to them 268,078 new ordinary warrants to purchase up to an aggregate of 268,078 ordinary shares at an exercise price of $6.25 per share (the “September 2026 New Warrants”), of which 134,039 are Series F warrants that expire five years, and 134,039 are Series G warrants that expire 24 months, after the later of (i) the date of shareholder approval of an increase in the Company’s authorized share capital (so that the Company has sufficient authorized share capital for issuance of the underlying shares) (which occurred on October 26, 2026) and (ii) the effective date of a registration statement registering the resale of the shares underlying the September 2026 New Warrants (which occurred on October 28, 2026).

NOTE 4 - WARRANTS TO PURCHASE ORDINARY SHARES (continued):

The Company received aggregate gross proceeds of approximately $837 from the exercise of the existing ordinary warrants by the holders in the September 2026 Inducement Offer transaction, before deduction of placement agent fees and other offering expenses of $137. The induced exercise of equity-classified warrants was accounted for as issuance costs of the September 2026 New Warrants.

Upon exercise for cash of any September 2026 New Warrants, in certain circumstances, the placement agent will receive from the Company a cash fee of 8.0% of the aggregate gross exercise price. The Company also issued to the placement agent 9,383 warrants to purchase up to 9,383 ordinary shares pursuant to the September 2026 Inducement Offer transaction, which have the same terms as the September 2026 New Warrants issued in the transaction, except that the placement agent warrants have an exercise price equal to $7.81 per share. Those placement agent warrants are exercisable for the same five-year period as the Series F warrants issued in the September 2026 Inducement Offer transaction. Upon exercise for cash of any September 2026 New Warrants, in certain circumstances, the Company will issue to the placement agent warrants that are exercisable for 7.0% of the number of ordinary shares issuable upon the exercise of those September 2026 New Warrants.

e.	Summary of Outstanding warrants to purchase ordinary shares:

Below is a summary of the Company's outstanding warrants to purchase ordinary shares as of September 30, 2026:

Warrant Type	Exercise Price	Expiration date	Number of Ordinary Shares Issuable Upon Warrant Exercise

Ordinary Private Warrants	$372,600	August 15, 2029	5
Ordinary Public Warrants	$372,600	August 15, 2029	178
January 2025 Ordinary Warrants	$4,860	January 17, 2030	140
January 2025 Placement Agent Warrants	$6,075	January 15, 2030	72
January 2025 Inducement Ordinary Warrants	$5,400	January 31, 2027	77
January 2025 Inducement Placement Agent Warrants	$6,637.7	January 31, 2027	43
July/August 2025 Inducement Ordinary Warrants	$2,716.8	August 12, 2027	460
July/August 2025 Inducement Placement Agent Warrants	$3,471.0	August 12, 2027	44
September 2025 Ordinary Warrants - Series A	$960.0	September 11, 2030	1,990
September 2025 Placement Agent Warrants	$1,200.0	September 11, 2030	438
May 2026 Inducement Ordinary Warrants - Series C	$120.0	July 20, 2031	8,521
May 2026 Inducement Ordinary Warrants - Series D	$120.0	July 20, 2028	8,105
May 2026 Inducement Placement Agent Warrants	$150.0	July 20, 2031	582
August 2026 Ordinary Warrants - Series E	$15.6	August 13, 2031	26,218
August 2026 Placement Agent Warrants	$19.5	August 11, 2031	11,218
September 2026 Inducement Ordinary Warrants - Series F	$6.25	October 26, 2031	134,039
September 2026 Inducement Ordinary Warrants - Series G	$6.25	October 26, 2028	134,039
September 2026 Inducement Placement Agent Warrants	$7.81	October 26, 2031	9,383
			335,552

NOTE 5 - PROMISSORY NOTE:

Effective as of the Closing of the Business Combination Transactions, Silexion issued to Moringa Sponsor, L.P. (the “Sponsor”) in replacement in their entirety of all previously existing promissory notes issued by Moringa to the Sponsor from its IPO until the Closing, an amended and restated promissory note (the “Related Party Promissory Note”, and, together with the promissory note issued by Silexion to the underwriter of Moringa’s initial public offering for amounts owed to that underwriter in connection with the Closing (the “Underwriters Promissory Note”), the “Promissory Notes”) in an amount of $3,433. This reflected the total amount owed by Moringa to the Sponsor through the Closing. The maturity date of the Related Party Promissory Note was the 30-month anniversary of the Closing (i.e., February 15, 2027). Amounts outstanding under the Related Party Promissory Note could be repaid (unless otherwise decided by Silexion) only by way of conversion into Silexion ordinary shares (“Note Shares”). Silexion and the Sponsor could also convert amounts outstanding under the Related Party Promissory Note at the price per share at which Silexion conducted equity financings following the Closing, subject to a minimum conversion amount of $100, in an amount of Note Shares constituting up to thirty percent (30%) of the number of Silexion ordinary shares issued and sold by Silexion in such equity financing. The Sponsor could also elect to convert amounts of principal outstanding under the note into Silexion ordinary shares at any time following the 24-month anniversary of the Closing, subject to a minimum conversion of $10, at a price per share equal to the volume weighted average price of the Silexion ordinary shares on the principal market on which they are traded during the 20 consecutive trading days prior to the conversion date.

On September 15, 2025, in connection with the closing of its public offering, the Company converted $1,800 of the Related Party Promissory Note into 1,875 ordinary shares at a fair value of $1,624. The converted amount represented 30% of the funds raised by the Company in its September 2025 public offering, in accordance with the Company’s conversion right under the Related Party Promissory Note.

During the nine-month period ended on September 30, 2026, the Company converted aggregate amounts of $1,633 of the principal amount of the Related Party Promissory Note (see Note 3(b) to the Company’s financial statements for the year ended December 31, 2025), constituting the remainder of the principal amount of the Related Party Promissory Note, into an aggregate of 79,515 ordinary shares, at fair values of $1,261. The conversions were effected in connection with the May 2026 Inducement Offer transaction, the August 2026 Public Offering, and sales by the Company of ordinary shares under the Sales Agreement for the Company’s ATM facility (as described in Note 6(a) below).

As of September 30, 2026, the principal amount of the Related Party Promissory Note had been completely repaid to the Sponsor.

For legal proceedings regarding the Related Party Promissory Note see Note 12.

NOTE 6 – SHAREHOLDERS’ EQUITY:

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

During the nine-month period ended on September 30, 2026, the Company issued and sold 205,225 ordinary shares for $3,741, net of issuance costs (including utilization of prepaid transaction expenses of $87 and placement agent fee) under the Sales Agreement for the Company’s ATM facility. For further details regarding additional amounts raised following the reporting period, see Note 13 below.

NOTE 6 - SHAREHOLDERS’ EQUITY (continued):

b.	Increase in Authorized Share Capital

Upon receipt of the approval of its shareholders at its extraordinary general meetings held (following adjournment) on May 5, 2026, July 20, 2026 and October 26, 2026, on those same days, the Company filed effective amendments to its memorandum of association with the Registrar of Companies of the Cayman Islands. Upon those filings, the Company’s authorized share capital was increased: (i) in May 2026, from $121.5 divided into 37,500 ordinary shares of a par value of $3.24 each, to $796.5 divided into 245,834 ordinary shares of a par value of $3.24 each; (ii) in July 2026, from $796.5 divided into 245,834 ordinary shares of a par value of $3.24 each, to $2,146.5 divided into 662,500 ordinary shares of a par value of $3.24 each; and (iii) in October 2026, from $2,146.5 divided into 662,500 ordinary shares of a par value of $3.24 each to $69,646.5 divided into 21,495,833 ordinary shares of a par value of $3.24 each.

The foregoing numbers of authorized ordinary shares reflect the reverse share splits of 1-for-10 and 1-for-24 effected by the Company on May 28, 2026 and November 10, 2026, respectively.

NOTE 7 - SHARE-BASED COMPENSATION

a.	Overview of quarterly period

The Company's share-based compensation expenses amounted to a total of $558 and $96 in the nine-month periods ended September 30, 2026 and 2025, respectively and $16 and $38 in the three-month periods ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there are no shares that remain available for future grants under the Company’s 2024 Equity Incentive Plan (the “2024 Plan”).

On May 5, 2026, the Company’s extraordinary general meeting approved an increase to the number of ordinary shares added annually on January 1 under the “evergreen” provision of Section 5(b)(i) of the 2024 Plan from (i) 5% of the Company’s issued and outstanding ordinary shares, to (ii) such number of ordinary shares as yields a pool of ordinary shares reserved under all equity incentive plans of the Company that constitutes, in the aggregate, 10% of the issued and outstanding ordinary shares on a fully diluted basis. As a result of that increase under the “evergreen” provision, 1,827 ordinary shares were immediately added to the pool of shares reserved for issuance under the 2024 Plan (in addition to the 651 ordinary shares already added to that pool as of January 1, 2026 under the prior “evergreen” provision).

All of the foregoing ordinary shares added to the pool under the 2024 Plan pursuant to the “evergreen” provision effective as of January 1, 2026 were allocated to grants to directors and employees during the nine-month period ended September 30, 2026.

NOTE 7 - SHARE-BASED COMPENSATION (continued):

b.	Summary of options grants and outstanding and exercisable options

Below is a summary of the Company's share-based compensation activity and related information with respect to options granted to employees and non-employees during the nine-months period ended September 30, 2026:

	Number of options	Weighted-average exercise price (in U.S. dollars)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at January 1, 2026	26	58,025.09	8.39	-
Granted	178	396.00	9.38	-
Outstanding at September 30, 2026	204	7,770.17	9.15	-

Exercisable at September 30, 2026	26	58,025.09	8.39	-

Vested and expected to vest at September 30, 2026	204	7,770.17	9.15	-

In February 2026 and 2025, Silexion’s board of directors granted 178 options and 20 options, respectively, to Silexion’s directors.

c.	Summary of RSUs grants to employees and non-employees

In February 2025, Silexion’s board of directors approved granting 17 RSUs to Silexion’s directors which vested and issued on February 2026.

In the nine months ended September 30, 2026, Silexion granted an aggregate of 2,661 RSUs, all of which were fully vested upon grant, and which immediately settled for 2,661 underlying ordinary shares, to its employees and directors.

d.	Overall share-based compensation expense

The share-based compensation expense by line item in the accompanying consolidated statements of operations is summarized as follows:

	Nine months ended September 30		Three months ended September 30
	2026	2025	2026	2025
Research and development	$230	$-	$-	$-
General and administrative	328	96	16	38
	$558	$96	$16	$38

NOTE 8 - FAIR VALUE MEASUREMENTS:

a.	Financial instruments measured at fair value on a recurring basis

The Company’s assets and liabilities that are measured at fair value as of September 30, 2026, and December 31, 2025, are classified in the tables below in one of the three categories described in “Note 2 – Fair value measurement”:

	September 30, 2026				December 31, 2025
	Level 3		Total		Level 3		Total
Financial Liabilities
Private warrants to purchase ordinary shares	$	*	$	*	$	*	$	*
Related Party Promissory Note		$-		$-		$1,568		$1,568

The following is a roll forward of the fair value of liabilities classified under Level 3:

	Nine months ended September 30, 2026				Three months ended September 30, 2026
	Promissory Notes	Private Warrants to ordinary shares			Promissory Notes	Private Warrants to ordinary shares
Fair value at the beginning of the period	$1,568	$	*		$985	$	*
Change in fair value	(307)		(*	)	(138)		(*	)
Conversion to equity	(1,261)		-		(847)		-
Fair value at the end of the period	$-	$	*		$-	$	*

* Represents an amount less than $1 thousand

	Nine months ended September 30, 2025			Three months ended September 30, 2025
	Promissory Notes	Private warrants to purchase ordinary shares		Promissory Notes	Private warrants to purchase ordinary shares
Fair value at the beginning of the period	$3,965		$2	$3,190	$	*
Change in fair value	264		(2)	(26)		(*	)
Repayments	(709)		-	-		-
Conversion to equity	(1,980)		-	(1,624)		-
Fair value at the end of the period	$1,540	$	*	$1,540	$	*

Promissory Notes

In measuring the fair value of the Company’s outstanding Promissory Notes in 2025, a discount rate of 13.37%-13.83% was used, based on a B-rated US dollar zero-coupon discount curve, plus a credit spread of 7.56%. The expected timing of conversion or repayment of the notes was determined using the Company’s forecasts. In 2026, the valuation technique for the A&R Sponsor Promissory Note was changed to either a Monte Carlo simulation framework to model the expected conversion price at the A&R Sponsor Promissory Note’s maturity date, which is based on a contractual 20-day average closing price mechanism; or the market price of shares issued upon conversion, as applicable.

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

NOTE 9 - NET LOSS PER SHARE:

The following table sets forth the computation of basic and diluted net loss per share attributable to holders of the Company’s ordinary shares for the periods presented (USD in thousands, except per share data):

	Nine months ended September 30,		Three months ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$8,817	$7,500	$2,533	$3,262
Denominator:
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	76,305	3,017	184,927	4,720
Net loss per share attributable to ordinary shareholders, basic and diluted	$115.56	$2,486.20	$13.70	$691.14

The following instruments were not included in the computation of diluted earnings per share because of their anti-dilutive effect:

For the periods ended on September 30, 2026 and September 30, 2025:

-	Warrants to purchase ordinary shares (see also Note 4);

-	Share-based compensation;

-	Promissory Notes (see also Note 5).

NOTE 10 - TRANSACTIONS AND BALANCES WITH RELATED PARTIES:

Transactions with related parties which are shareholders, executive officers and directors of the Company:

a.	Transactions:

	Nine months ended September 30,		Three months ended September 30
	2026	2025	2026	2025
Share-based compensation included in research and development expenses	$176	$-	$-	$-
Share-based compensation included in general and administrative expenses	$298	$96	$16	$38
Financial expenses (income), net	$(307)	$203	(138)	$(26)

b.	Balances:

	September 30, 2026		December 31, 2025
Current liabilities -
Private warrants to purchase ordinary shares	$	*	$	*

	September 30, 2026	December 31, 2025
Non-Current liabilities -
Related Party Promissory Note	$-	$1,568

NOTE 11 - SEGMENT INFORMATION:

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

NOTE 11 - SEGMENT INFORMATION (continued):

	Nine months ended September 30		Three months ended September 30
	2026	2025	2026	2025
Clinical trials and other payments to R&D-related service providers	$3,260	$2,236	831	$1,638
R&D payroll and related expenses, other than share-based compensation	1,155	1,312	381	458
R&D share-based compensation expenses	230	-	-	-
G&A payroll and related expenses, other than share-based compensation	1,002	1,126	341	387
G&A share-based compensation expenses	328	96	16	38
Professional services	2,470	1,658	899	547
Depreciation expenses	7	11	2	4
Other segment expenses (*)	661	787	214	220
Operating loss	9,113	7,226	2,684	3,292
Interest income	(64)	(86)	(18)	(39)
Interest expense	-	13	-	-
Other financing expense (income), net	(232)	344	(133)	9
Income taxes	**	3	**	-
Net loss	$8,817	$7,500	2,533	$3,262

Segment assets	$6,827	$11,614	$6,827	$11,614
Expenditures for segment assets	$(3)	$(7)	$(3)	$-
Segment liabilities	$3,859	$4,637	$3,859	$4,637

(*)	Other segment expenses include mainly general and administrative-related expenses, such as rent and maintenance expenses, travel and HR expenses.

(**)	Represents an amount less than $1 thousand

NOTE 12 - CONTINGENCIES:

Legal proceedings

On June 22, 2026, the Sponsor, which is controlled by the Company’s former director, Ilan Levin (who had been removed from office as a director by the board of directors in March 2026), filed a claim with the District Court of Tel Aviv against the Company, also naming the Company’s Chairman and Chief Executive Officer, Ilan Hadar, and its Chief Financial Officer, Mirit Horenshtein Hadar, as defendants, disputed the manner in which a portion of the Related Party Promissory Note was converted into ordinary shares and the validity of the additional conversions that effected by the Company during the second quarter of 2026 under that note. The Sponsor is seeking payment in cash of up to the full principal amount of the note, totaling $3,433, or alternatively repayment of the portions of the note that the Company purported to convert, totaling lower amounts, together with compensation for alleged damages, legal expenses and attorneys’ fees.

In September 2026, the Company completed the conversion of the remaining outstanding balance of the Related Party Promissory Note into ordinary shares, thereby fully extinguishing the Company's indebtedness to the Sponsor under the note. As a result, the entire principal amount of $3,433, which is also the principal amount claimed by the Sponsor in the legal proceedings, has been fully converted into ordinary shares. Accordingly, as of September 30, 2026, no amounts remained outstanding under the A&R Sponsor Promissory Note. For further details regarding the Related Party Promissory Note and its conversion in several tranches during the three-month and nine-month periods ended September 30, 2026, please refer to Note 5.

The Company’s position is that the allegations and claims are baseless and without merit and is confident that its conversion of the Related Party Promissory Note into ordinary shares, made on several occasions, was carried out in strict compliance with both the substantive and procedural requirements of the note, and refutes all of the Sponsor’s arguments to the contrary. The Company plans to defend its actions vigorously. On October 25, 2026, the Company filed its statement of defense in the matter, and has further filed a counterclaim against the Sponsor in the amount of $1,169 plus legal expenses for the damages sustained by the Company as a result of Sponsor's actions against it in its attempt to accelerate the maturity of the note in order to avoid its conversion. No accrual has been recorded, and the Company will continue to evaluate the matter as it progresses.

NOTE 13 - SUBSEQUENT EVENTS:

a.	Increase in Authorized Share Capital.

For a description of the increase to authorized share capital that occurred on October 26, 2026, please see Note 6(b) above.

b.	Reverse Share Split

For a description of the 1-for-24 reverse split that was completed on November 10, 2026, please see Note 1(d) above.

c.	Sales Under ATM

In November 2026, the Company issued and sold an aggregate of 15,630 ordinary shares for $48, net of transaction costs under the Sales Agreement for the Company’s ATM facility (see Note 6(a)).

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

Unless the context otherwise requires, references to “Silexion,” the “Company,” “our company”, “we,” “us” and “our” in this MD&A generally refer to Silexion Therapeutics Corp, a Cayman Islands exempted company. For periods prior to the Business Combination, these terms refer to Silexion Israel, an Israeli company, through which our operations were conducted prior to the Business Combination.

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

During the third quarter of 2026, we initiated and successfully dosed the first patient in our Phase 2/3 clinical trial for SIL204 in locally advanced pancreatic cancer subjects, at the Tel Aviv Sourasky Medical Center (Ichilov) in Tel Aviv, Israel. The initiation of the clinical trial followed upon our receipt of formal regulatory approvals to initiate the trial for SIL204 in Israel and Germany from the Israeli Ministry of Health and Germany's Federal Institute for Drugs and Medical Devices, respectively, during the second quarter of 2026. The clinical trial is structured with an initial safety run-in cohort of 18 patients, followed by global expansion to enroll a randomized cohort of approximately 166 patients. Additional Israeli oncology centers, alongside leading academic medical institutions in Germany, are progressing through site activation and are expected to join the trial in the coming months.  The supply of our SIL204 product candidate for the clinical trial has been manufactured via current good manufacturing practice (cGMP) by Catalent, Inc. at its facility in Limoges, France.

In addition to initiation and dosing of patients for our clinical trial for SIL204, during the third quarter of 2026 (September 2026), we reported positive preclinical findings from an ongoing translational study demonstrating that SIL204 utilizes naturally occurring circulating lipoproteins to achieve cellular internalization and dose-dependent knockdown of mutant KRAS oncogene expression in cancer cells, which supports the systemic administration of SIL204 in our clinical trial.

Overview of Financing Activities

As a clinical stage company, we have not realized any revenues to date, and have been solely reliant on external financing sources to fund our operations. Since the Closing of the Business Combination, that financing has consisted, in primary part, of public offerings and private financings, including both one-time transactions such as placement agent-led public offerings and induced warrant exercise transactions, and ongoing financing programs, such as sales of ordinary shares via a sales agent into the public market under the ATM Agreement.

During the third quarter of 2026, we successfully completed two financing transactions— a public offering in August 2026 that raised gross proceeds of $2.5 million, and an induced warrant exercise transaction in September 2026 that raised gross proceeds of approximately $0.84 million (before deducting placement agent fees and other offering expenses). We furthermore continued to finance our operations on an ongoing basis via our ATM program with H.C. Wainwright, under which we sold $1.8 million of ordinary shares during the third quarter of 2026 (net of sales agent fees and issuance costs).

Please see “Liquidity and Capital Resources” below in this MD&A for further detail regarding our financing activities.

Overview of Financial Condition

Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. Our expenses depend on many factors, including, among other matters: the timing and extent of spending for our clinical trials, regulatory applications, and any further development activities, in each case related to SIL204; the extent of our related research and development activities; our investments in potential additional pipeline products; and whether we retain additional personnel to expand our operations.

Our net losses were $2.5 million and $8.8 million for the three-month and nine-month periods ended September 30, 2026, respectively, and $11.9 million for the year ended December 31, 2025. As of September 30, 2026, we had an accumulated deficit of $64.0 million.

Our expenses will increase as and if we:

•	advance with our Phase 2/3 clinical trials seeking statistically significant results with respect to our SIL204 product candidate in locally advanced pancreatic cancer subjects in Israel and Germany;
•	seek marketing approvals for SIL204 in various territories;
•	apply for Orphan Drug Designation in both the U.S. and EU for SIL204;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional operational, clinical, quality control and scientific personnel;
•	add additional product candidates to our pipeline;
•	develop additional cancer indications for SIL204;
•	add operational, financial and management information systems and personnel, including personnel to support our product development, and any future commercialization efforts; and
•	invest in research and development and regulatory approval efforts in order to utilize our technology as a broader platform focused on the silencing of the KRAS oncogene using RNA-interference therapeutics.

Nasdaq Listing Compliance as Support for Financing Activities and Financial Condition

Our Nasdaq listing supports our ability to raise money via equity financings. Many potential investors or financing sources would be unwilling to consider an investment in our company on reasonable terms— or at all— if our ordinary shares and warrants were to be delisted from Nasdaq. Such a delisting would likely reduce the liquidity of our securities and increase volatility in our trading price.

Recent Nasdaq Listing Deficiencies, Delisting Notice, Hearing and Remedies

During the third quarter of 2026, we were notified by Nasdaq of our non-compliance with each of two requirements for continued listing on the Nasdaq Capital Market: (i) the minimum shareholders’ equity requirement of $2.5 million (based on our shareholders’ equity having been $44,000 as of June 30, 2026), and (ii) the minimum $1.00 bid price requirement (due to the closing bid price of our ordinary shares having been below $1.00 for 30 consecutive trading days prior to September 25, 2026). Neither Nasdaq notice had an immediate effect on the listing or trading of our ordinary shares or warrants. The shareholders’ equity deficiency led to our receipt of a delisting notice on August 18, 2026. We requested an appeal of the delisting determination before a Nasdaq hearings panel, for which a hearing was held on September 24, 2026. At the hearing, we requested certain periods of time to remedy both our then-current shareholders’ equity deficiency, as well as our then-impending minimum bid price deficiency, and presented plans as to how we intended to do so, and to maintain compliance with those requirements going forward.

As of the date of the filing of this quarterly report, we have not yet received a decision from the Nasdaq hearings panel as to our request to remain listed on Nasdaq. Our August 2026 public offering and September 2026 warrant inducement transaction, as well as sales under our ATM program during the third quarter of 2026 (each described below under “Liquidity and Capital Resources”) enabled us to raise our shareholders’ equity to $3.0 million, above the $2.5 million minimum. Furthermore, our 1-for-24 reverse share split, effected on November 10, 2026, is expected to assist us in restoring compliance with the $1.00 minimum bid price requirement for our ordinary shares for the requisite consecutive 10-trading day period, which may occur by the close of trading on November 24, 2026.

While we believe we are on the way towards remedying all Nasdaq listing deficiencies, we must complete the process of remedying the minimum bid price deficiency, and we must furthermore continue to maintain compliance with all listing requirements proceeding forward. There can be no assurance that the Nasdaq panel will rule in our favor and enable us to remain listed on the Nasdaq Capital Market, or, even if it does rule favorably, that we will be able to maintain compliance with any and all applicable Nasdaq Capital Market listing standards.

Authorized Share Capital Increases as Support for Financing Activities and Financial Condition

Our above-described financing activities, financial condition and Nasdaq listing compliance are dependent on (among other factors) an ample supply of authorized share capital, which has sometimes been depleted due to a combination of frequent financing transactions and declines in the price of our ordinary shares (the latter of which necessitates the issuance of a greater number of shares to successfully complete the former). We actively replenished our reserve of ordinary shares twice during the nine-month period ended September 30, 2026, and have done so once again in October 2026 (prior to the filing of this quarterly report). Under Cayman law and our amended and restated articles of association, our increases in authorized share capital have required the approval of our shareholders to effective amendments to our memorandum of association. At extraordinary general meetings originally held on April 28, 2026, July 13, 2026 and October 19, 2026, which were reconvened on May 5, 2026, July 20, 2026 and October 26, 2026, respectively (the “May 2026 extraordinary general meeting”, “July 2026 extraordinary general meeting”, and “October 2026 extraordinary general meeting”, respectively), our shareholders approved increases to our authorized share capital.

The approval at the May 2026 extraordinary general meeting resulted in an increase in our authorized share capital by 208,334 ordinary shares (or fifty million ordinary shares, prior to adjustment for subsequent reverse share splits), from $121,500, divided into 37,500 ordinary shares (or 9,000,000 ordinary shares, prior to adjustment for subsequent 1-for-10 and 1-for-24 reverse share splits) with a par value of $3.24 each (or par value of $0.0135 each, prior to adjustment for subsequent 1-for-10 and 1-for-24 reverse share splits) to $796,500, divided into 245,834 ordinary shares (or 59,000,000 ordinary shares, prior to adjustment for subsequent 1-for-10 and 1-for-24 reverse share splits) with a par value of $3.24 each (or par value of $0.0135 each, prior to adjustment for subsequent 1-for-10 and 1-for-24 reverse share splits).

The approval at the July 2026 extraordinary general meeting resulted in a further increase in our authorized share capital by 416,666 ordinary shares (or 10 million ordinary shares, prior to adjustment for our subsequent 1-for-24 reverse share split), from $796,500, divided into 245,834 ordinary shares (or 5,900,000 ordinary shares, prior to adjustment for our subsequent 1-for-24 reverse share split) of a par value of $3.24 each (or par value of $0.135 each, prior to adjustment for our subsequent 1-for-24 reverse share split), to $2,146,500, divided into 662,500 ordinary shares (or 15,900,000 ordinary shares, prior to adjustment for our subsequent 1-for-24 reverse share split) of a par value of $3.24 each (or par value of $0.135 each, prior to adjustment for our subsequent 1-for-24 reverse share split).

The most recent increase, approved at our October 2026 extraordinary general meeting, raised our authorized share capital by 20,833,333 ordinary shares (or 500 million ordinary shares, prior to adjustment for our subsequent 1-for-24 reverse share split), from $2,146,500, divided into 662,500 ordinary shares (or 15,900,000 ordinary shares, prior to adjustment for our subsequent 1-for-24 reverse share split) of a par value of $3.24 each (or par value of $0.135 each, prior to adjustment for our subsequent 1-for-24 reverse share split) to $69,646,500, divided into 21,495,833 ordinary shares (or 515,900,000 ordinary shares, prior to adjustment for our subsequent 1-for-24 reverse share split) of a par value of $3.24 each (or par value of $0.135 each, prior to adjustment for our subsequent 1-for-24 reverse share split).

These increases have provided us with additional capacity to issue equity securities pursuant to financing transactions and other equity-enhancing arrangements, including our May 2026 induced warrant exercise transaction, our August 2026 public offering, our September 2026 induced warrant exercise transaction, and our ongoing sales of ordinary shares under the ATM program, which gained traction beginning in May 2026. The increased authorized share capital has also enabled us to convert all remaining outstanding amounts under the A&R Sponsor Promissory Note in connection with the foregoing equity financing transactions, and that promissory note was retired by us on or about September 30, 2026.

In particular, the increase of 20,833,333 ordinary shares (or 500 million ordinary shares, prior to our 1-for-24 reverse share split) to our authorized share capital approved at the October 2026 extraordinary general meeting is expected to enable us to complete further important financing transactions. Among other potential financing sources facilitated by that increase is the exercise of the Series F ordinary warrants, Series G ordinary warrants and placement agent warrants that we issued in our September 2026 induced warrant exercise transaction, as that exercise was conditioned on our shareholders having approved the October 2026 increase in our authorized share capital.

Reverse Share Splits as Support for Financing Activities and Financial Condition

In addition to increases to our authorized share capital, we have employed reverse share splits as support for our ability to finance our operations and maintain compliance with Nasdaq listing requirements. Our most recent reverse share splits— 1-for-24, effective on November 10, 2026, 1-for-10, effective on May 28, 2026, and 1-for-15 on July 28, 2025— have remedied and/or proactively prevented Nasdaq minimum bid price deficiencies while also enhancing the attractiveness of our ordinary shares to a larger pool of potential investors. As with the increases to our authorized share capital, the reverse share splits have required, under Cayman Islands law and our articles of association, the approval of our shareholders (and, subsequently, implementation by our board of directors). As a result of our most recent (1-for-24) reverse share split on November 10, 2026, the closing price of our ordinary shares is expected to increase significantly, and our authorized share capital (increased by 20,833,333 shares, or 500 million shares pre-reverse share split) upon approval by our shareholders at our October 2026 extraordinary general meeting) currently stands at US$69,646,500, divided into 21,495,833 ordinary shares of a par value of US$3.24 each.

Following this most recent, 1-for-24, reverse share split, our ordinary shares began trading on a reverse split-adjusted basis on the Nasdaq Capital Market under the existing ticker symbol “SLXN” at the market open on November 11, 2026. As a result of the reverse share split, the number of our authorized ordinary shares was reduced, and the par value per ordinary share was increased, by a factor of 24 (from $0.135 to $3.24 per share), and proportionate adjustments were made to the number of ordinary shares issuable upon exercise, and the exercise prices, of all of our outstanding warrants (including our publicly traded warrants listed under the ticker symbol “SLXNW”), options, RSUs and other equity awards. Following the reverse share split, if our share price were to close below $1.00 for 30 consecutive trading days during the one-year period following that reverse share split, we would again be subject to immediate delisting proceedings, subject to our ability to appeal any delisting determination to a Nasdaq hearings panel.

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

Results of Operations

We are providing within this section a discussion and analysis of our historical statement of operations data in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our financial statements included elsewhere in this quarterly report, as well as the financial data and related discussion and analysis contained in this MD&A, relate to our financial condition and results of operations as of, and for the three-month and nine-month periods ended, September 30, 2026, as compared to the corresponding information as of, and for the three-month and nine-month periods ended, September 30, 2025.

Comparison of nine-month periods ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine-month periods ended September 30, 2026 and 2025:

	Nine-month period ended September 30,
	2026	2025
	(U.S. dollars, in thousands)
Operating expenses:

Research and development	$4,868	$3,765
General and administrative	4,245	3,461
Total operating expenses	9,113	7,226
Operating loss	9,113	7,226
Financial expenses (income), net	(296)	271
Loss before income tax	8,817	7,497
Income tax	*	3
Net loss	$8,817	$7,500

* Represents an amount less than $1

Research and Development Expenses

The following table summarizes our research and development expenses for the nine-month periods ended September 30, 2026 and 2025:

	Nine-month period ended September 30,
	2026	2025
	(U.S. dollars, in thousands)
Payroll and related expenses	$1,155	$1,312
Share-based compensation expenses	230	-
Subcontractors and consultants	3,260	2,236
Rent and maintenance	165	149
Other	58	68
Total research and development expenses	$4,868	$3,765

Research and development expenses increased by approximately $1.1 million, or 28.9%, to $4.9 million for the nine-month period ended September 30, 2026, compared to $3.8 million for the nine-month period ended September 30, 2025. The increase resulted mainly from an increase in subcontractors and consultants expenses in an aggregate amount of $1.0 million, reflecting our operational ramp-up and preparations required to support our Phase 2/3 clinical trial for SIL204, in which the first patient was dosed on September 30, 2026. These expenses primarily arose from toxicology studies costs, product development costs, GMP manufacturing costs of our product candidate, regulatory approval expenses and contract research organization (“CRO”) setup costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine-month periods ended September 30, 2026 and 2025:

	Nine-month period ended September 30,
	2026	2025
	(U.S. dollars, in thousands)
Payroll and related expenses	$1,002	$1,126
Share-based compensation expenses	328	96
Professional service	2,470	1,658
Depreciation	7	11
Rent and maintenance	124	132
Patent registration	11	51
Travel expenses	74	143
Other	229	244
Total general and administrative expenses	$4,245	$3,461

General and administrative expenses increased by approximately $0.7 million, or 20%, to $4.2 million for the nine-month period ended September 30, 2026, compared to $3.5 million for the nine-month period ended September 30, 2025. The increase resulted mainly from an increase in professional services costs in an amount of $0.8 million, primarily related to legal, consultants, and other expenses associated with the costs of operating as a public company.

Financial expenses, net

Financial expenses (income), net decreased by approximately $0.6 million, to $(0.3) million of financial income for the nine-month period ended September 30, 2026, compared to $0.3 million of financial expenses for the nine-month period ended September 30, 2025. The decrease was mainly due to the revaluation of financial instruments (mainly promissory notes).

Net loss

Net loss increased by approximately $1.3 million, or 17.3%, to $8.8 million for the nine-month period ended September 30, 2026, compared to $7.5 million for the nine-month period ended September 30, 2025. The increase was primarily due to an increase in our research and development expenses and general and administrative expenses, partly offset by a decrease in financial expenses, net, due to the revaluation of financial instruments.

Comparison of three-month periods ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three-month periods ended September 30, 2026 and 2025:

	Three-month period ended September 30,
	2026	2025
	(U.S. dollars, in thousands)
Operating expenses:

Research and development	$1,286	$2,157
General and administrative	1,398	1,135
Total operating expenses	2,684	3,292
Operating loss	2,684	3,292
Financial income, net	(151)	(30)
Loss before income tax	2,533	3,262
Income tax	*	-
Net loss	$2,533	$3,262

* Represents an amount less than $1

Research and Development Expenses

The following table summarizes our research and development expenses for the three-month periods ended September 30, 2026 and 2025:

	Three-month period ended September 30,
	2026	2025
	(U.S. dollars, in thousands)
Payroll and related expenses	$381	$458
Subcontractors and consultants	831	1,638
Rent and maintenance	59	54
Other	15	7
Total research and development expenses	$1,286	$2,157

 Research and development expenses decreased by approximately $0.9 million, or 40.9%, to $1.3 million for the three-month period ended September 30, 2026, compared to $2.2 million for the three-month period ended September 30, 2025. The decrease primarily resulted from a decrease in subcontractors and consultants expenses in an aggregate amount of $0.8 million attributable to costs incurred for the production of a non-GMP API batch in the third quarter of 2025, with no corresponding costs incurred in the third quarter of 2026. Expenses in the current period primarily related to initiation for our Phase 2/3 clinical trial for SIL204, in which the first patient was dosed on September 30, 2026.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three-month periods ended September 30, 2026 and 2025:

	Three-month period ended September 30,
	2026	2025
	(U.S. dollars, in thousands)
Payroll and related expenses	$341	$387
Share-based compensation expenses	16	38
Professional service	899	547
Depreciation	2	4
Rent and maintenance	30	47
Patent registration	1	-
Travel expenses	37	52
Other	72	60
Total general and administrative expenses	$1,398	$1,135

General and administrative expenses increased by approximately $0.3 million, or 27.3%, to $1.4 million for the three-month period ended September 30, 2026, compared to $1.1 million for the three-month period ended September 30, 2025. The increase primarily resulted from in professional services costs in an amount of $0.4 million, primarily related to legal, consultants, and other expenses associated with the costs of operating as a public company.

Financial income, net

Financial income, net increased by approximately $0.2 million, to $(0.2) million for the three-month period ended September 30, 2026, compared to less than $0.1 million of financial income, net, for the three-month period ended September 30, 2025. The increase was mainly due to the revaluation of financial instruments (mainly promissory note).

Net loss

Net loss decreased by approximately $0.8 million, or 24.2%, to $2.5 million for the three-month period ended September 30, 2026, compared to $3.3 million for the three-month period ended September 30, 2025. The decrease was primarily due to a decrease in our research and development expenses.

Liquidity and Capital Resources

Overview

Our capital requirements depend on many factors, including the scale and pace at which our Phase 2/3 clinical trials with respect to SIL204 proceed, and the timing and extent of spending to support any and all of the following: further development of SIL204 (if and as necessary); further research and development efforts; investments in potential additional pipeline products; and (to the extent our financial resources enable) increased overall compensation as we continue to hire additional personnel. For the nine months and three months ended September 30, 2026, we had net losses of $8.8 million and $2.5 million, respectively. As of September 30, 2026, our cash and cash equivalents totaled $4.8 million.

To date, our principal sources of liquidity have evolved together with our progression as a company. As a private company, we (i.e., Silexion Israel) raised proceeds from private offerings of our ordinary shares and convertible preferred shares, grants from the Israeli Innovation Authority, issuance of convertible financing agreements (CFA), and SAFE financings. Upon the Closing of the Business Combination, we raised $2.0 million from a PIPE in which Greenstar, LP, an affiliate of the Moringa sponsor, purchased Moringa ordinary shares that converted automatically into Silexion ordinary shares, and we put into place an ELOC, under which we raised an aggregate of $3.1 million (all of which was raised during the year ended December 31, 2024). Following the Closing, as a public company with ordinary shares and warrants registered under the Exchange Act and trading on Nasdaq, we have obtained financings in various manners, primarily the following, which are described in greater detail below:

•	registered public offerings of ordinary shares and pre-funded warrants, along with ordinary warrants, in January 2025, September 2025 and August 2026 (as described below under “Public Offerings via H.C. Wainwright”);

•	induced warrant exercise transactions, which were completed in January 2025, August 2025, May 2026, and September 2026 (as described below under “Induced Warrant Exercise Transactions”);

•	additional warrant exercises, such as in connection with the January 2025 and September 2025 public offerings, when investors exercised following the closing of those offerings ordinary warrants and Series B ordinary warrants issued in those respective offerings, yielding $0.9 million and $1.78 million of gross proceeds, respectively; and

•

ongoing financings via the ATM Agreement, under which we have raised approximately $0.08 million, $1.9 million, and $1.8 million during the first, second and third quarters of 2026, respectively (net of fees and issuance costs), and an additional $0.05 million (net of fees and issuance costs) following the end of the third quarter of 2026 up until the filing date of this quarterly report.

We furthermore anticipate additional ongoing financings via the ATM pursuant to the ATM Agreement with H.C. Wainwright, which provides for the potential sale of up to $13.17 million of our ordinary shares under our shelf registration statement on Form S-3, of which approximately $9.2 million remains available for future sales of ordinary shares as of the filing date of this quarterly report.

Based on our current business plan, we believe our current cash and cash equivalents, and anticipated cash flow from operations, will not be sufficient to meet our anticipated cash requirements for the next 12 months but rather only for several months, from the filing date of this quarterly report, under our current business plan. We will need to raise additional capital to finance our operations, expand our business and pipeline, maintain our compliance with the Nasdaq shareholders’ equity requirement, or for other reasons.

Assumption Regarding Going Concern

Note 1(e) to our unaudited consolidated financial statements for the three-month and nine-month periods ended September 30, 2026 included in this quarterly report and Note 1(g) to our audited consolidated financial statements for the year ended December 31, 2025 included in the 2025 annual report describe the substantial doubt about our ability to continue as a going concern as of those respective dates. Additionally, in its report accompanying our audited consolidated financial statements included in the 2025 annual report, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations and our cash outflows from operating activities raise substantial doubt as to our ability to continue as a going concern. That means that our management and independent registered public accounting firm have expressed substantial doubt about our ability to continue our operations without an additional infusion of capital from external sources. Our unaudited consolidated financial statements included herein have been prepared on a going concern basis and do not include any adjustments that may be necessary should we be unable to continue as a going concern. If we are unable to finance our operations, our business would be in jeopardy and we might not be able to continue operations and might have to liquidate our assets. In that case, investors might receive less than the value at which those assets are carried on our consolidated balance sheets as of September 30, 2026, and it is likely that investors would lose part or all of their investment in our company.

Contractual Obligations; Off-Balance sheet Arrangements

We have lease obligations and other contractual obligations and commitments as part of our ordinary course of business. See “Note 5- Leases” and “Note 7- Commitments and Contingent Liabilities” to our consolidated financial statements for the year ended December 31, 2025 included in our 2025 annual report for information about our lease obligations.

We have received IIA royalty-bearing grants— totaling approximately $5.8 million as of September 30, 2026. We are committed to pay royalties to the IIA on those grants. Please see “Liquidity and Capital Resources— Government Grants” above for more information regarding our obligations with respect to those grants.

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

Public Offerings via H.C. Wainwright

On January 15, 2025 and January 17, 2025, on September 11, 2025 and September 12, 2025, and on August 11, 2026 and August 13, 2026, we priced and closed, respectively, registered public offerings in which we offered and sold, on a best efforts basis, ordinary shares, pre-funded warrants and ordinary warrants, with H.C. Wainwright as the sole placement agent (the “January 2025 Offering,” “September 2025 Offering” and “August 2026 Offering,” collectively, the “HCW Offerings”).

•	in the January 2025 Offering, (i) 596 ordinary shares, (ii) 433 pre-funded warrants to purchase up to 433 ordinary shares and (iii) 1,029 ordinary warrants to purchase up to 1,029 ordinary shares, at purchase prices of $4,860.0 per ordinary share and accompanying ordinary warrant, and $4,860.0 per pre-funded warrant and accompanying ordinary warrant;

•	in the September 2025 Offering, (i) 5,801 ordinary shares, (ii) 449 pre-funded warrants to purchase up to 449 ordinary shares, (iii) 6,250 Series A ordinary warrants, each to purchase one ordinary share, and (iv) 6,250 Series B ordinary warrants, each to purchase one ordinary share (the Series A ordinary warrants and Series B ordinary warrants are collectively referred to as “ordinary warrants”), at a purchase price of $960.0 per share and accompanying two ordinary warrants, and $959.8 per pre-funded warrant and accompanying two ordinary warrants;

•	in the August 2026 Offering, (i) 84,526 ordinary shares, (ii) 75,731 pre-funded warrants to purchase up to 75,731 ordinary shares and (iii) 160,257 Series E ordinary warrants to purchase up to 160,257 ordinary shares, at purchase prices of $15.6 per ordinary share and accompanying Series E ordinary warrant, and $15.6 per pre-funded warrant and accompanying Series E ordinary warrant;

Aggregate gross proceeds from the January 2025 Offering, September 2025 Offering and August 2026 Offering (without taking into account any proceeds from any future exercises of warrants) were approximately $5.0 million, $6.0 million, and $2.5 million, respectively.

The pre-funded warrants from the HCW Offerings were immediately exercisable at exercise prices of $0.36, $0.024, and $0.0024 per ordinary share, for the January 2025 Offering, September 2025 Offering, and August 2026 Offering, respectively, and did not expire until exercised in full. The ordinary warrants from the January 2025 Offering, September 2025 Offering and August 2026 Offering had exercise prices of $4,860, $960 and $15.6 per underlying ordinary share, respectively, and were immediately exercisable. The ordinary warrants from the January 2025 Offering, Series A ordinary warrants from the September 2025 Offering, and Series E ordinary warrants from the August 2026 Offering could be exercised for five years from issuance, while the Series B ordinary warrants from the September 2025 Offering could be exercised for a period of 12 months from issuance.

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

In accordance with our engagement agreement with H.C. Wainwright, we paid to H.C. Wainwright aggregate cash placement agent fees equal to 7.0% of the gross proceeds received by us in the HCW Offerings, as well as management fees equal to 1.0% of the gross proceeds raised in the HCW Offerings. We also reimbursed H.C. Wainwright for certain of its expenses in connection with the offerings. Pursuant to the engagement agreement, we also issued to H.C. Wainwright (or its designees) 72, 438 and 11,218 placement agent warrants to purchase up to 72, 438 and 11,218 ordinary shares, respectively, in the three HCW Offerings, representing 7.0% of the sum of the shares and pre-funded warrants sold in the offerings. Those placement agent warrants have exercise prices of $6,075.1, $1,200 and $19.5, respectively, per ordinary share (representing 125% of the public offering price per ordinary share and accompanying ordinary warrant(s) in the respective offerings), are exercisable for five years from the date of the commencement of sales in the HCW Offerings, and otherwise reflect substantially the same terms as the ordinary warrants sold in the HCW Offerings.

The net proceeds to us from the HCW Offerings were approximately $4.25 million, $5.2 million and $2.1 million, before deducting estimated offering expenses payable by us. We have used and will continue to use the proceeds from the HCW Offerings to advance our pre-clinical and clinical studies, and for general corporate purposes. As described below under “Induced Warrant Exercise Transactions”, in connection with our September 2026 induced warrant exercise transaction, holders exercised 134,039 of the Series E ordinary warrants issued in the August 2026 Offering, and we reduced the exercise price of all remaining outstanding Series E ordinary warrants to $6.25 per share.

Induced Warrant Exercise Transactions

On January 29, 2025, July 31, 2025, May 15, 2026, and September 28, 2026, we entered into inducement offer letter agreements with holders of 617, 634, 8,313 and 134,039, respectively, of our existing ordinary warrants. Those warrants had been issued in the January 2025 Offering, the January 2025 induced warrant exercise transaction, the July 31/August 1, 2025 induced warrant exercise transaction, the September 2025 Offering and (in the case of the September 2026 transaction) the August 2026 Offering. Under the warrant inducement offer letter agreements, on January 30, 2025, August 1, 2025, May 18, 2026, and September 29, 2026, the holders exercised those warrants for cash and purchased 617, 634, 8,313 and 134,039 ordinary shares, respectively, at cash exercise prices of $4,860, $2,776.8, $120 and $6.25 (reduced from $15.60) per share, respectively, and in consideration of our issuance to them of new ordinary warrants to purchase up to an aggregate of 617, 1,268, 16,626 and 268,078 ordinary shares, respectively, at exercise prices of $5,400, $2,716.8, $120 and $6.25, respectively, per share. The new ordinary warrants issued in the September 2026 transaction consist of 134,039 Series F ordinary warrants and 134,039 Series G ordinary warrants. In the January 2025 induced warrant exercise transaction, the exercising holders also paid us an additional $451.2 per new ordinary warrant issued to them. We received aggregate gross proceeds of approximately $3.3 million, $1.8 million, $1.0 million and $0.84 million from the exercise of the existing warrants by the holders in January 2025, August 2025, May 2026 and September 2026, respectively, before deducting placement agent fees and other offering expenses payable by us. In connection with the September 2026 transaction, we also reduced the exercise price of all other outstanding Series E ordinary warrants issued in the August 2026 Offering (i.e., which were not exercised in the induced warrant exercise transaction) to $6.25 per share.

We engaged H.C. Wainwright to act as our exclusive placement agent in connection with the transactions contemplated by the inducement letters and paid H.C. Wainwright cash fees equal to 7.0% of the aggregate gross proceeds received from the holders’ exercise of their existing ordinary warrants, as well as management fees equal to 1.0% of the gross proceeds from the exercise of those warrants. We also issued to H.C. Wainwright or its designees placement agent warrants to purchase up to 43, 44, 582, and 9,383 ordinary shares, respectively (representing 7.0% of the existing ordinary warrants that were exercised in the respective transactions), which have the same terms as the new warrants issued in the transactions, except that the placement agent warrants have exercise prices equal to $6,637.7, $3,471.0, $150, and $7.81 per share, respectively (125% of (i) the sum of the exercise price of the existing warrants exercised, and the additional $451.2 paid per new ordinary warrant, in the January 2025 transaction, (ii) the $2,776.8 exercise price of the existing warrants exercised, in the August 2025 transaction, (iii) the $120 exercise price of the existing warrants exercised, in the May 2026 transaction, and (iv) the $6.25 reduced exercise price of the existing warrants exercised, in the September 2026 transaction).

Similar to the new ordinary warrants issued to investors in these transactions, the placement agent warrants became exercisable either immediately from the date of issuance (in the case of the January 2025 warrant exercise transactions), upon approval by our shareholders of an increase in our authorized share capital, which occurred on August 19, 2025 and October 26, 2026 at our reconvened extraordinary general meetings held on those dates (in the case of the August 2025 and September 2026 induced warrant exercise transactions, respectively), or upon approval by our shareholders of the exercisability of the new ordinary warrants and placement agent warrants, which occurred on July 20, 2026 at our reconvened extraordinary general meeting (in the case of the May 2026 induced warrant exercise transaction). All new warrants and placement agent warrants issued in these transactions remain exercisable until the 24-month anniversary of the effective date of the resale registration statements filed to cover the resale of shares underlying the new warrants and placement agent warrants (except for (i) the new ordinary warrants issued in the May 2026 induced warrant exercise transaction, of which 8,521 warrants, along with all placement agent warrants, have an exercise period of five years and 8,105 warrants have an exercise period of 24 months, and (ii) the Series F ordinary warrants and placement agent warrants issued in the September 2026 induced warrant exercise transaction, which have an exercise period of five years (whereas the Series G ordinary warrants issued in that transaction have an exercise period of 24 months), in each case, from the later of the initial exercise date and the effective date of the resale registration statement). We also paid certain fees and expenses in connection with the induced warrant exercise transactions.

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

We have been using the net proceeds from these transactions for general corporate purposes, R&D activities, and (in the case of the May 2026 induced warrant exercise transaction) to support our Phase 2/3 clinical trial for SIL204 that was initiated in July 2026 and in which the first patient was dosed on September 30, 2026.

Other Warrant Exercises

In addition to induced warrant exercise transactions, we have also raised funds via additional exercises of ordinary warrants. On January 30, 2025, in connection with the closing of the January 2025 Offering, investors exercised an aggregate of 178 ordinary warrants issued in that offering and we issued 178 underlying ordinary shares. The gross proceeds to our company from those warrant exercises was $0.9 million. On September 12, 2025, in connection with the closing of the September 2025 Offering, investors exercised an aggregate of 1,854 Series B ordinary warrants issued in that offering and we issued 1,854 underlying ordinary shares. The gross proceeds to our company from those warrant exercises was $1.78 million.

At-The-Market Offering Program

We have been raising additional capital on an ongoing basis under our ATM program. On September 26, 2025, we entered into the ATM Agreement with H.C. Wainwright, as sales agent or principal, providing for the offer and sale from time to time of up to $13.17 million of our ordinary shares under the ATM, which ATM offering was registered under our shelf registration statement on Form S-3. No sales were made under the ATM Agreement during the third or fourth quarters of 2025, in part due to (i) customary standstill restrictions on subsequent offerings imposed upon us in connection with our September 2025 public offering, and (ii) low trading volumes for our ordinary shares, which made our use of the ATM impractical. During the third, second and first quarters of 2026, we raised approximately $1.8 million, $1.9 million and $0.08 million (net of sales agent fees and issuance costs), respectively, in the aggregate, from the sale of 186,472 ordinary shares, 18,486 ordinary shares and 267 ordinary shares, respectively, under the ATM, reflecting average sales prices per share of $10.18, $107.42 and $321.67, respectively, during those periods. Subsequent to the end of the third quarter of 2026 (up until the date of this quarterly report), we have furthermore raised an additional $0.05 million (net of sales agent fees), in the aggregate, from the sale of 15,630 ordinary shares under the ATM, reflecting an average sales price per share of $3.2. As of the date of this quarterly report, approximately $9.1 million remains available for future sales of ordinary shares by us under the ATM program, subject to the availability of authorized share capital.

Issuance of, Conversions Under, and Retirement of, A&R Sponsor Promissory Note

Effective as of the Closing, we issued to the Moringa sponsor, and the Moringa sponsor accepted, in amendment and restatement, and replacement, in their entirety, of all existing promissory notes issued by Moringa to the Moringa sponsor from Moringa’s initial public offering until the Closing (and as to which the obligations of Moringa were assigned to Silexion upon the Closing), the A&R Sponsor Promissory Note in an amount of $3.433 million, which reflected the total amount owed by Moringa to the sponsor through the Closing Date. The maturity date of the A&R Sponsor Promissory Note was the 30-month anniversary of the Closing Date (i.e., February 15, 2027).

Amounts outstanding under the A&R Sponsor Promissory Note were to be repaid (unless otherwise decided by us) only by way of conversion into ordinary shares in accordance with the terms set forth in the form of A&R Sponsor Promissory Note. Each of Silexion and the Moringa sponsor could also convert amounts outstanding under the A&R Sponsor Promissory Note at the price per share at which we conducted equity financings following the Closing, subject to a minimum conversion amount of $100,000, in an amount of ordinary shares constituting up to thirty percent (30%) of the number of ordinary shares issued and sold by us in such equity financing. The sponsor could also elect to convert amounts of principal outstanding under the note into ordinary shares at any time following the 24-month anniversary of the date of the Closing, subject to a minimum conversion of $10,000, at a price per share equal to the volume weighted average price of the ordinary shares on the principal market on which they are traded during the 20 consecutive trading days prior to the conversion date.

On September 15, 2025, in connection with the September 2025 Offering, we converted $1.8 million of principal outstanding under the A&R Sponsor Promissory Note into 1,875 ordinary shares that we issued to the Moringa sponsor. During the second and third quarters ended June 30 and September 30, 2026, we converted additional aggregate amounts of approximately $0.6 million and $1.04 million of the outstanding principal under the A&R Sponsor Promissory Note into 6,388 and 73,127 ordinary shares, respectively, that we issued to the Moringa sponsor, which conversions were effected in connection with the May 2026 and September 2026 induced warrant exercise transactions, the August 2026 Offering, and sales of ordinary shares under our ATM program. As a result of those conversions, the entire original principal amount of the A&R Sponsor Promissory Note has been converted into ordinary shares, and no amounts remain outstanding thereunder, as of September 30, 2026.

Under the amended and restated registration rights and lock-up agreement to which we are party with the Moringa sponsor and certain other shareholders, we are required to register for resale all ordinary shares issued to the Moringa sponsor upon conversion of amounts under the A&R Sponsor Promissory Note. We have fulfilled that obligation in its entirety, having registered the resale of 3,853, 18,609, and 58,928 ordinary shares (which numbers of shares are expressed on a post-reverse share split basis) under our registration statements on Form S-3 filed with the SEC on October 31, 2025, June 18, 2026 and October 28, 2026 (SEC file numbers 333-291210, 333-296739, and 333-299675, respectively), which became effective on November 20, 2025, June 18, 2026, and November 9, 2026, respectively. Those shares constitute, in the aggregate, all shares issued to the Moringa sponsor upon conversion of the entirety of the principal amount of the A&R Sponsor Promissory Note.

The Moringa sponsor (which is controlled by our former director, Ilan Levin) notified us that it disputed the conversions into ordinary shares under the terms of the A&R Sponsor Promissory Note and filed a claim against us demanding repayment of the note in full, or alternative repayment of the portions of the note that we purported to convert, totaling lower amounts, plus alleged damages and legal expenses. We believe that the claim is without merit and we are confident the conversions were carried out in strict compliance with the substantive and procedural requirements of the note, reject any claim to the contrary, and have filed our statement of defense as well as a counter-claim against the Moringa sponsor in respect of damages that we have sustained as a result of the sponsor’s actions against us in its attempt to accelerate the maturity of the note in order to avoid its conversion. Please see “Part II- Other Information, Item 1- Legal Proceedings” in this quarterly report for more information.

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

On March 13, 2025, we entered into a letter agreement with EBC, pursuant to which we paid to EBC an additional amount of $400,000 (plus $15,000 for EBC’s legal expenses) (the “Settlement Prepayment Amount”) and EBC agreed to the partial conversion and retirement of all remaining amounts due under the EarlyBird Convertible Note. Under that letter agreement, EBC agreed that the $880,202 principal and interest amount outstanding under the note as of the date of the letter agreement (the “Outstanding Amount”) would be retired in consideration of: (i) our payment in cash of the Settlement Prepayment Amount; (ii) EBC’s conversion of a certain amount of the principal and interest due under the EarlyBird Convertible Note (the “Conversion Amount”) via the issuance by us to EBC of 77 ordinary shares (the “EBC Settlement Shares”), which Conversion Amount would equal the net proceeds to be received by EBC from the sale of the EBC Settlement Shares; and (iii) the payment in cash by us to EBC of any remaining amount due under the EarlyBird Convertible Note after deducting the Settlement Prepayment Amount and the Conversion Amount from the Outstanding Amount (the “Remaining Amount”). The resale by EBC of the EBC Settlement Shares was registered under our effective registration statement on Form S-1 (SEC file number 333-282556) as required by the EarlyBird Convertible Note.

On March 17, 2025, EBC sold all 77 EBC Settlement Shares under the foregoing Form S-1 registration statement for a Conversion Amount of $344,204, and on March 18, 2025, we paid the Remaining Amount of $135,998 that was due to EBC, resulting in the retirement of the EarlyBird Convertible Note on March 18, 2025.

Government Grants

Our research and development efforts have been financed, in part, through royalty-bearing grants from the Israeli Innovation Authority (the “IIA”). As of September 30, 2026, we had received IIA royalty-bearing grants totaling approximately $5.8 million, all of which was received prior to the Closing of the Business Combination.

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

As of September 30, 2026, the total royalty amount that may be payable by our company is approximately $5.8 million ($6.8 million, including interest).

Cash Flows

Cash flows for the nine-month periods ended September 30, 2026 and 2025

The following table summarizes our cash flows for the nine-month periods ended September 30, 2026 and 2025:

	Nine-month period ended September 30,
	2026	2025
	(U.S. dollars, in thousands)
Cash and cash equivalents and restricted cash at beginning of the period	$6,075	$1,270
Net cash used in operating activities	(8,682)	(7,803)
Net cash used in investing activities	(43)	(7)
Net cash provided by financing activities	7,522	15,861
Net increase (decrease) in cash and cash equivalents and restricted cash	$(1,203)	$8,051
Translation adjustments on cash and cash equivalents and restricted cash	(23)	3
Cash and cash equivalents and restricted cash at end of the period	$4,849	$9,324

Cash Used in Operating Activities

Net cash used in operating activities increased by approximately $0.9 million, or 11.5%, to $8.7 million for the nine-month period ended September 30, 2026, compared to $7.8 million for the nine-month period ended September 30, 2025. This increase reflecting the Company’s operational ramp-up and preparations required to support our Phase 2/3 clinical trial for SIL204, in which the first patient was dosed on September 30, 2026.

Cash Provided by Financing Activities

Net cash provided by financing activities decreased by approximately $8.4 million, or 52.8%, to approximately $7.5 million for the nine-month period ended September 30, 2026, compared to $15.9 million for the nine-month period ended September 30, 2025. This decrease was mainly due to our having raised aggregate net cash proceeds of approximately $7.5 million, primarily consisting of (i) $3.8 million (net of sales agent fees and issuance costs) of cash under the ATM, (ii) $2.1 million (net of issuance costs) in the August 2026 Offering, and (iii) $0.8 million and $0.7 million (net of issuance costs) from the May 2026 and September 2026 induced warrant exercise transactions, respectively, in the nine-month period ended September 30, 2026, as described above under “At-The-Market Offering Program”, “Public Offerings via H.C. Wainwright”, and “Induced Warrant Exercise Transactions”, respectively, in this “Liquidity and Capital Resources” section, compared to net cash provided by financing activities of approximately $15.9 million in the nine-month period ended September 30, 2025, primarily consisting of (i) $9.6 million (net of issuance costs) in the January 2025 Offering and September 2025 Offering, (ii) $2.6 million from the exercise of warrants in connection with those offerings, and (iii) $4.3 million (net of issuance costs) from the January 2025 and August 2025 induced warrant exercise transactions, as described above under “Public Offerings via H.C. Wainwright”, “Other Warrant Exercises” and “Induced Warrant Exercise Transactions”, respectively, in this “Liquidity and Capital Resources” section, offset in part by $0.7 million of cash payments that we made under the EarlyBird Convertible Note, in the nine-month period ended September 30, 2025.

Cash flows for the three-month periods ended September 30, 2026 and 2025

The following table summarizes our cash flows for the three-month periods ended September 30, 2026 and 2025:

	Three-month period ended September 30,
	2026	2025
	(U.S. dollars, in thousands)
Cash and cash equivalents and restricted cash at beginning of the period	$2,320	$3,544
Net cash used in operating activities	(2,111)	(2,843)
Net cash used in investing activities	(42)	-
Net cash provided by financing activities	4,699	8,624
Net increase in cash and cash equivalents and restricted cash	$2,546	$5,781
Translation adjustments on cash and cash equivalents and restricted cash	(17)	(1)
Cash and cash equivalents and restricted cash at end of the period	$4,849	$9,324

Cash Used in Operating Activities

Net cash used in operating activities decreased by approximately $0.7 million, or 25.0%, to $2.1 million for the three-month period ended September 30, 2026, compared to approximately $2.8 million for the three-month period ended September 30, 2025. This decrease was primarily attributable to corresponding increase in accounts payable and accrued liabilities related to our clinical trial activities mutually agreed with our major suppliers.

Cash Provided by Financing Activities

Net cash provided by financing activities decreased by approximately $3.9 million, or 45.3%, to approximately $4.7 million for the three-month period ended September 30, 2026, compared to $8.6 million for the three-month period ended September 30, 2025. This decrease was mainly due to our having raised aggregate net cash proceeds of approximately $4.7 million, primarily consisting of (i) approximately $2.1 million (net of issuance costs) in the August 2026 Offering, (ii) approximately $0.7 million (net of issuance costs) from the September 2026 induced warrant exercise transaction, and (iii) approximately $1.8 million (net of sales agent fees and issuance costs) under the ATM during the three-month period ended September 30, 2026, compared to aggregate net cash proceeds of approximately $8.6 million, primarily consisting of (i) $5.3 million from the September 2025 Offering, (ii) $1.8 million from the exercise of warrants, and (iii) $1.5 million from the August 2025 induced warrant exercise transaction during the three-month period ended September 30, 2025. Please see “At-The-Market Offering Program”, “Induced Warrant Exercise Transactions”, “Other Warrant Exercises”, and “Public Offerings via H.C. Wainwright” in this “Liquidity and Capital Resources” section for a description of those financing transactions.

Funding Requirements

We expect to devote substantial financial resources to our ongoing and planned activities, particularly further development of SIL204 as we conduct our current and future clinical trials.

Conducting clinical trials, identifying additional potential product candidates and engaging in pre-clinical testing with respect to those additional potential product candidates, are time-consuming, expensive, and uncertain processes that take years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales (either for SIL204 or any other additional potential product candidate). In addition, our product candidates, if approved, may not achieve commercial success. For additional information, please refer to “Part I, Item 1A. Risk Factors” in our 2025 annual report, including “Risks Related to Our Financial Condition and Capital Requirements—We have never generated any revenue from product sales and may never be profitable” and “Risks Related to the Research and Development of Silexion’s Product Candidates— We are heavily dependent on the success of our product candidates...”.

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

As of September 30, 2026, we had cash and cash equivalents of $4.8 million. Based on our current cash balance, as well as our history of operating losses and negative cash flows from operations, combined with our anticipated use of cash to, among other things, (i) fund the clinical development of SIL204, (ii) identify and develop new product candidates, and (iii) seek approval for SIL204 and any other product candidates we may develop, our management has concluded that we do not have sufficient cash to fund our operations for 12 months from the issuance date of our consolidated financial statements for the three-month and nine-month periods ended September 30, 2026 included in this quarterly report, but rather, for only several months from the filing date of this quarterly report, under our current business plan, as a result, there is substantial doubt about our ability to continue as a going concern.

In making this determination, applicable accounting standards prohibited us from considering the potential mitigating effect of plans that have not been fully implemented as of the date of our consolidated financial statements for the three-month and nine-month periods ended September 30, 2026, including, without limitation, plans to raise additional capital. Our financial information throughout this quarterly report, and our financial statements for the three-month and nine-month periods ended September 30, 2026 contained herein, have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and our consolidated financial statements for the three-month and nine-month periods ended September 30, 2026 do not include any adjustments that might result from the outcome of this uncertainty.

We have based these estimates and expectations on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. We could not, as of the September 30, 2026 balance sheet date of the unaudited financial statements for the three-month and nine-month periods ended September 30, 2026, determine the exact level of funds that will be available to us upon potential equity financings. Our expected use of funds represents our intentions based upon our current plans and business condition, which could change in the future as our plans and business condition evolve and the level of funding available to us becomes clearer. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of SIL204 and any studies or other product candidates that we may pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any such product candidate.

Until such time, if ever, as we can generate substantial revenues from product sales, we expect to finance our cash needs through a combination of public and private equity offerings, including registered public offerings similar to the HCW Offerings completed in January 2025, September 2025, and August 2026, induced warrant exercise transactions similar to those completed in late January 2025, early August 2025, May 2026 and September 2026, ordinary-course sales of ordinary shares into the market pursuant to the ATM, strategic alliances, collaborations, and marketing, distribution, or licensing arrangements. However, adequate additional financing may not be available to us on acceptable terms, or at all, and the availability of such financing may be impacted by the economic climate and market conditions, as well as by the availability of authorized share capital.

Reliance on public offerings, warrant exercise inducement transactions, the ATM, or other similar types of equity financing as a source of ongoing funding for our operations have in the past involved, and could again in the future involve, significant issuances of ordinary shares by us that could cause the following impacts (among others):

•	significant dilution to the equity interests of our current shareholders;

•	a deemed change of control of our company due to the issuance of a substantial number of ordinary shares, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in a change in the officers and directors of our company relative to our current officers and directors, to the extent any shareholders build up significant beneficial ownership from ordinary shares issued pursuant to public offerings, warrant exercises, or the ATM;

•	delaying or preventing a change of control of our company by diluting the share ownership or voting rights of a person seeking to obtain control; and

•	an adverse effect on prevailing market prices for our ordinary shares or warrants.

Critical Accounting Policies and Estimates

For a description of our significant accounting policies, see Note 2 to our consolidated financial statements for the year ended December 31, 2025 included in the 2025 annual report and Note 2 to our unaudited condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2026 included in this quarterly report.

The preparation of our unaudited condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2026 and our consolidated financial statements for the year ended December 31, 2025 in conformity with U.S. GAAP required our management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2026 and the consolidated financial statements for the year ended December 31, 2025, and in related footnotes. Actual results may differ from these estimates. We base our judgments on our experience and on various assumptions that we believe to be reasonable under the circumstances.

Of our policies, the following are considered critical to an understanding of our unaudited condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2026 and consolidated financial statements for the year ended December 31, 2025, as they require the application of subjective and complex judgment, involving critical accounting estimates and assumptions impacting our unaudited condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2026 and consolidated financial statements for the year ended December 31, 2025.

The critical accounting estimates relate to the following: [Note: Silexion Finance to Update if Necessary]

Valuation of Promissory Notes

As part of the Business Combination, we issued to the Moringa sponsor, as well as EarlyBird, promissory notes, which we irrevocably designated to be measured at fair value. The EarlyBird Convertible Note was retired on March 18, 2025, and the A&R Sponsor Promissory Note has been converted in full by September 30, 2026. Before its conversion, in 2025, the fair value of the A&R Sponsor Promissory Note was measured using a discount rate based on a B rated US dollar zero-coupon discount curve, plus a credit spread of 7.56%. The discount rate was determined with reference to benchmark interest rates of secured loans reported by venture capitals, which were then used to extract our entity-specific credit spread. Since the A&R Sponsor Promissory Note is not senior secured, one notch downgrade was applied. The expected timing of conversion or redemption of the note has been determined using our management’s forecast. In 2026, the valuation technique for the A&R Sponsor Promissory Note was changed to either a Monte Carlo simulation framework to model the expected conversion price at the A&R Sponsor Promissory Note’s maturity date, which is based on a contractual 20-day average closing price mechanism; or the market price of shares issued upon conversion, as applicable.

Recent Accounting Pronouncements

See Note 2 on page F-18 to our financial statements for the year ended December 31, 2025 included in the 2025 annual report for a description of recent accounting pronouncements applicable to our financial statements for the three-month and nine-month periods ended September 30, 2026 and the year ended December 31, 2025.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2026, pursuant to paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

Our management evaluated, with the participation of our chief executive officer and chief financial officer, any change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, pursuant to paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Based upon that evaluation, our chief executive officer and chief financial officer concluded that there was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As previously reported in our quarterly report on Form 10-Q for the quarter ended June 30, 2026, on June 22, 2026, Moringa sponsor, which is controlled by our former director, Ilan Levin (who had been removed from office as a director by the board of directors in March 2026), filed a complaint in the Tel Aviv-Jaffa District Court against the Company, also naming our Chairman and Chief Executive Officer (Ilan Hadar) and our Chief Financial Officer (Mirit Horenshtein Hadar) as defendants. The complaint disputed the manner in which a portion of the A&R Sponsor Promissory Note was converted into ordinary shares and the validity of the additional conversions that we effected during the second quarter of 2026 under that note. The Moringa sponsor is seeking payment in cash of up to the full principal amount of the note, totaling $3.433 million, or alternatively repayment of the portions of the note that we purported to convert, totaling lower amounts, together with compensation for alleged damages, legal expenses and attorneys’ fees.

In September 2026, we completed the conversion of the remaining outstanding balance of the A&R Sponsor Promissory Note into ordinary shares, thereby fully extinguishing our indebtedness to the Moringa sponsor under the note that is the subject of the litigation. As a result, the entire principal amount of $3.433 million, which is also the principal amount claimed by the sponsor in the legal proceedings, has been fully converted into ordinary shares as of September 30, 2026. For further details regarding the A&R Sponsor Promissory Note and its conversion in several tranches during the three-month and nine-month periods ended September 30, 2026, please refer to “Part I. Financial Information— Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations– Liquidity and Capital Resources— Issuance of, Conversions Under, and Retirement of, A&R Sponsor Promissory Note.”

We believe that the allegations and claims asserted in the complaint are baseless and without merit, and we intend to defend our position vigorously. We believe that we had correctly and validly effected the disputed conversions of amounts due under the A&R Sponsor Promissory Note into ordinary shares, in strict compliance with the substantive and procedural requirements of the note, and refute all arguments made by the Moringa sponsor to the contrary. On October 25, 2026, we filed our statement of defense in the matter, and furthermore filed a counterclaim against Moringa sponsor in an amount of $1.169 million plus legal expenses for the damages that we have sustained as a result of the sponsor’s actions against us in its attempt to accelerate the maturity of the note in order to avoid its conversion.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from our expectations, as described in this quarterly report, include the risk factors described in “Part I, Item 1.A Risk Factors” section of the 2025 annual report. Except as set forth below, as of the date of this quarterly report, there have been no material changes to those risk factors. The risk factors set forth below supplement, and should be read together with, the risk factors described in the 2025 annual report.

We are currently seeking to restore compliance with the Nasdaq shareholders’ equity and minimum bid price requirements, and our continued listing on the Nasdaq Capital Market is subject to the discretion of a Nasdaq hearings panel. If our ordinary shares and warrants are delisted from Nasdaq, the liquidity and market price of our securities, and our ability to raise capital, would be materially adversely affected.

During the third quarter of 2026, we received a delisting notice from Nasdaq based on Nasdaq’s determination that we were not in compliance with the $2.5 million minimum shareholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) (on August 18, 2026), as well as a notification that we had fallen out of compliance with the $1.00 minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2) (on September 25, 2026). Because we were subject to a mandatory panel monitor and had effected a reverse share split within the preceding year, we were not eligible for customary compliance periods, and our continued listing is subject to the determination of a Nasdaq hearings panel, before which we appeared on September 24, 2026. We requested that we be given until November 16, 2026 and November 24, 2026, respectively, to regain compliance with the minimum shareholders’ equity and bid price requirements. While we believe we have restored compliance with the shareholders’ equity requirement as of September 30, 2026 (our shareholders’ equity was $3.0 million as of that date) and will restore compliance with the minimum bid price requirement following our 1-for-24 reverse share split effected on November 10, 2026, there can be no assurance that the Nasdaq hearings panel will rule that we may remain listed. Even if the panel allows us to remain listed, it may not confirm that we have restored compliance with the shareholders’ equity and minimum bid price rule requirements in a satisfactory way. In addition, a new Nasdaq rule requiring a minimum market value of listed securities of $5.0 million, which the SEC approved on July 22, 2026, is currently stayed pending review by the full SEC; if that rule becomes effective, our securities could be suspended from trading and delisted without a cure or compliance period if our market value of listed securities remains below that level for 30 consecutive business days. There can be no assurance that the reverse share split will result in our restoring compliance with the minimum bid price requirement, that we will be able to maintain our shareholders’ equity above $2.5 million, that the panel will rule favorably for us or will confirm our restoration of compliance with either such listing requirement, or that we will continue to comply with all other applicable listing standards. If our ordinary shares and warrants are delisted, the liquidity and market price of our securities, and our ability to raise the capital needed to fund our operations, would be materially adversely affected.

Our financing activities have repeatedly depleted our available authorized ordinary shares, and if our shareholders do not approve future increases to our authorized share capital, we will be unable to raise additional equity financing or maintain our Nasdaq listing.

Any increase to our authorized share capital requires the approval of our shareholders. In the recent past (over the course of 2026), all of our authorized but unissued ordinary shares were reserved for issuance under outstanding warrants and equity awards, such that we had no authorized ordinary shares available for additional financing activities, including under our ATM program. Despite our limited available authorized share capital, our shareholders did not approve a proposed increase to our authorized share capital at our March 2026 or September 2026 extraordinary general meetings. While our shareholders approved an increase to our authorized share capital at the October 2026 extraordinary general meeting, held (following adjournment) on October 26, 2026, our continued financing activities may again deplete our available authorized share capital. If we are unable to obtain shareholder approval for sufficient increases to our authorized share capital in a timely manner in the future, we may be unable to fund our operations, maintain compliance with the Nasdaq shareholders’ equity requirement, or satisfy our obligations to warrant holders, which could force us to curtail or cease our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Recent Sales of Unregistered Securities

Reference is made to the disclosure set forth in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources,” under the sub-heading “Induced Warrant Exercise Transactions”, which describes our issuance and sale of new Series F ordinary warrants and Series G ordinary warrants to investors, and placement agent warrants to H.C. Wainwright, in the induced warrant exercise transaction that was completed on September 29, 2026.

Reference is furthermore made to the disclosure set forth in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources,” under the sub-heading “Issuance of, and Conversions Under, A&R Sponsor Promissory Note,” which describes our issuance of ordinary shares to the Moringa sponsor upon conversion of amounts outstanding under the A&R Sponsor Promissory Note during the third quarter of 2026.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this quarterly report on Form 10-Q:

No.	Description of Exhibit
3.1.1	Amended and Restated Memorandum and Articles of Association of Silexion Therapeutics Corp (formerly Biomotion Sciences) (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on August 21, 2024)
3.1.2	Ordinary Resolution Effecting 1-for-9 Reverse Share Split to Share Capital of Silexion Therapeutics Corp (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on November 29, 2024)
3.1.3	Ordinary Resolution Effecting 1-for-15 Reverse Share Split to Share Capital of Silexion Therapeutics Corp (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on July 29, 2025)
3.1.4	Ordinary Resolution Effecting 1-for-10 Reverse Share Split to Share Capital of Silexion Therapeutics Corp (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on May 29, 2026)
3.1.5	Ordinary Resolution Effecting 1-for-24 Reverse Share Split to Share Capital of Silexion Therapeutics Corp (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on November 12, 2026)
3.1.5	Ordinary Resolution Approving Increase in Authorized Share Capital to $121,500 (9,000,000 ordinary shares, par value $0.0135) (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on August 19, 2025)
3.1.6	Ordinary Resolution Approving Increase in Authorized Share Capital to $796,500 (59,000,000 ordinary shares, par value $0.0135) (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on May 5, 2026)
3.1.7	Ordinary Resolution Approving Increase in Authorized Share Capital to $2,146,500 (15,900,000 ordinary shares, par value $0.135) (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on July 21, 2026)
3.1.8	Ordinary Resolution Approving Increase in Authorized Share Capital to $69,646,500 (515,900,000 ordinary shares, par value $0.135) (incorporated by reference to Exhibit 3.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on October 26, 2026)
4.1	Form of Series E Ordinary Share Purchase Warrant issued in the August 2026 Offering (incorporated by reference to Exhibit 4.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on August 13, 2026)
4.2	Form of Pre-Funded Warrant issued in the August 2026 Offering (incorporated by reference to Exhibit 4.2 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on August 13, 2026)
4.3	Form of Placement Agent Warrant issued in the August 2026 Offering (incorporated by reference to Exhibit 4.3 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on August 13, 2026)
4.4	Form of Series F / Series G Ordinary Share Purchase Warrant (incorporated by reference to Exhibit 10.2 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on September 29, 2026)
4.5	Form of Placement Agent Warrant issued in the September 2026 induced warrant exercise transaction (incorporated by reference to Exhibit 10.3 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on September 29, 2026)
10.1	Securities Purchase Agreement, dated August 11, 2026, by and between Silexion Therapeutics Corp and each investor party thereto (incorporated by reference to Exhibit 10.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on August 13, 2026)
10.2	Form of Inducement Offer Letter Agreement, dated September 28, 2026 (incorporated by reference to Exhibit 10.1 to Silexion Therapeutics Corp’s Current Report on Form 8-K filed with the SEC on September 29, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILEXION THERAPEUTICS CORP

Date: November 12, 2026	/s/ Ilan Hadar
	Name:	Ilan Hadar
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	/s/ Mirit Horenshtein-Hadar
	Name:	Mirit Horenshtein-Hadar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)